Form 10-Q
period 1997-03-31
AMERICARE HEALTH SCAN INC
filed 1998-01-16
CIK 1030144

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-QSB
(Mark One)

[ X  ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
ACT OF  1934

For the quarterly period ended March 31, 1997
[__]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from     to _____________________________



Commission File Number:    _____________________

Americare Health Scan Inc.
(Exact name of Registrant as specified in its Charter)

____Florida_____________________________________65-0467346____________
___________
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

20  N.W. 181st Street, Miami, Florida              33169
(Address of principal executive offices)         (Zip Code)

Registrant s telephone number, including area code: ________(305)
770-1141_________________________

______________________________________N/A__________________________
________________
Former Name, Former Address and Former Fiscal Year, if changed since last
Report.

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934,
as amended ( Exchange Act ) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes             No ___X___










APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY DURING THE
PRECEDING FIVE YEARS

     Check whether the registrant (1) filed all reports required to be Filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended ( Exchange Act ) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _______ No___X_____

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY DURING THE
PRECEDING
                               FIVE YEARS

     Check whether the registrant filed all document and reports required to be filed by Section 12,13 or 15
(d) of the Exchange Act after the distribution of securities under a plan
confirmed by a court.  Yes              No_________

                  APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each issuer s classes of common stock, as of the latest practicable date: 12,712,170 Common Stock,
par value $.001 as of December     31     , 1996.




































ROBERT B. DODEK CPA.

20 N.W. 181st Street                    Telephone (305) 655-0923
Miami, Florida 33169                         Fax   (305) 653-3315








AMERICARE HEALTH SCAN, INC.
MIAMI, FLORIDA

I have compiled the accompanying balance sheet of Americare Health Scan, Inc. and subsidiary as of March 31, 1997 and related statement of income and retained earnings and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information thatis the representation of management. I have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion on them.





By:           /s/ Robert Dodek
     Mr. Robert Dodek, CPA


November 30, 1997
























                      AMERICARE HEALTH SCAN, INC.

                                  INDEX




Part 1.   Financial Information

Item 1.   Financial Statements (unaudited).

          Balance Sheet for the nine months ended March 31, 1997

          Statement of Operations for the nine months ended March 31, 1997

          Statement of Cash Flows for the nine months ended March 31, 1997

Item 2. Management s Discussion and Analysis of Financial Condition and Results Of Operations.

Part II.  Other Information






























                AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                        A DEVELOPMENT STAGE COMPANY
                        CONSOLIDATED BALANCE SHEET
                              MARCH 31, 1997


                                  ASSETS


CURRENT ASSETS

     CASH                                     $              3,388
     INVENTORY                                             162,822
     NOTES RECEIVABLE                                      119,100
          TOTAL CURRENT ASSETS                             285,310

FIXED ASSETS
     BUILDING AND IMPROVEMENTS                             219,023
     MACHINERY AND EQUIPMENT                             3,525,120
                                                         3,744,143
     ACCUMULATED DEPRECIATION                               89,496
          NET FIXED ASSETS                               3,654,647

OTHER ASSETS
     PATENT FEES AND OTHER INTANGIBLES                     55,580
     OTHER RECEIVABLES                                      4,673
                                                           60,253

                                            $          4 ,000,210


LIABILITIES AND STOCKHOLDER S EQUITY

                 CURRENT LIABILITIES
     ACCOUNTS PAYABLE                            $         82,257
     LOANS PAYABLE                                         15,000
          TOTAL CURRENT LIABILITIES                        97,257

OTHER LIABILITIES
     LOANS PAYABLE                                      1,266,102
                                                        1,363,359

STOCKHOLDERS  EQUITY
     COMMON STOCK - $0.001 PER SHARE PAR VALUE
     50,000,000 SHARES AUTHORIZED
     12,739,192 ISSUED AND OUTSTANDING                     12,739
     ADDITIONAL PAID IN CAPITAL                         2,906,000
     RETAINED EARNINGS                                   (281,888)
       TOTAL STOCKHOLDERS EQUITY                  $     4,000,210

  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
STATEMENTS.









              AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                       A DEVELOPMENT STAGE COMPANY
         CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997






REVENUES - NET                               $            $49,258

COST OF REVENUES                                           23,580

NET PROFIT                                                 25,678

OPERATING EXPENSES
     SELLING, GENERAL AND ADMINISTRATIVE                   78,164
     DEPRECIATION AND AMORTIZATION                         89,496
                                                          167,660

NET LOSS                                                 (141,982)

RETAINED EARNINGS (DEFICIT) BEGINNING OF PERIOD          (139,906)

RETAINED EARNINGS (DEFICIT) END OF PERIOD         $      (281,888)


















SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
STATEMENTS.













              AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                    A DEVELOPMENT STAGE COMPANY
               CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997





CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                        $      (141,982)

Depreciation                                               89,496

(Increase) Decrease in:
     Inventory                                             23,580
     Notes Receivable                                     (77,100)
     Other Receivables                                     (4,673)
     Other Assets                                            (580)

Increase (Decrease) in:
     Accounts Payable                                      38,527
Net Cash Flow Provided by (used in) Operating Activities  (72,732)


Cash Flows From Financing Activities
     Loans Payable                                         64,120



Net Cash Provided by (used in) Financing Activities        64,120

Increase (Decrease in Cash)                                (8,612)


Cash Beginning of Period                                   12,000

Cash End of Period                                $       ( 3,388)







SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
STATEMENTS.
















             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                      A DEVELOPMENT STAGE COMPANY
                   NOTES TO THE FINANCIAL STATEMENTS
                              MARCH 31, 1997




NOTE 1 - ORGANIZATION

The company, Americare Health Scan Inc., a development stage enterprise was formed on February 3, 1994 and started business in March of 1996, and is engaged in the development, acquisition, marketing and manufacture of medical diagnosis products. The financial statements include the accounts of the Company s subsidiary, Americare Biologicals, Inc. from September 30, 1996 date of acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Americare Health Scan, Inc., and its wholly owned subsidiary. Americare Biologicals, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Inventory

Inventory for sale is recorded at cost. Inventory is valued at the lower of cost (first-in, first-out)or market.

Property, Plant and Equipment

Property, Plant and Equipment, acquired from outside sources, are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Expenditures for maintenance and repairs are charges against operations as incurred.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Deferred income taxes are determined based upon the difference between the financial statement carrying amount and the tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse.










                AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                       A DEVELOPMENT STAGE COMPANY
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1997



Revenue Recognition

Revenue from sales are recognized upon shipment to the customer.

Financial Instruments and Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company invests its excess cash in high quality short-term liquid money market instruments with major financial institutions and the carrying value approximates market value. The Company does not have significant trade Receivables.

NOTE 3 - NOTES PAYABLE STOCKHOLDERS

Notes payable to stockholders consists of the noted payables due after one year. Notes payable to stockholder, with interest at 10% per annum.


NOTE 4 - INCOME TAXES

To date the Company has incurred tax operating loses and therefore has generated no income tax liabilities. As of December 31, 1996 the Company has generated net operating loss carry forwards totaling $134,906 which are available to offset future taxable income. If any, through 2010. As utilization of such an operating loss, for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

The net operating loss carry forwards are scheduled to expire as of the year 2011.


NOTE 5 - LEGAL PROCEEDINGS

The Company s subsidiary, Americare Biologicals, Inc., is a complainant in a lawsuit filed against Analyte Diagnostics, Inc., for patent infringements. The Company has been named as a codefendant in a counter lawsuit. The Company has filed a motion to dismiss counterclaims. It is of the opinion of Company s legal counsel, that the Company will prevail and counterclaims will be dismissed.





               AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                       A DEVELOPMENT STAGE COMPANY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                             MARCH 31, 1997


                              COMMON STOCK

                                                       PAID
IN   ACCUMULATED      TOTAL
                                   ISSUED    AMOUNT
CAPITAL         DEFICIT       STOCKHOL

                            EQUITY

Common Stock issued February 24, 1994           50,200    NONE      NONE
             NONE                 NONE

Balance December 31, 1994 & 1995                50,200    NONE
NONE         NONE            NONE

Stock Split March 20,1996 (115 for 1)             5,749,800    NONE
NONE         NONE            NONE

Common Stock issued March 20, 1996           6,568,496   12,368
2,906,000                2,918,368

Stock issued for EDS Stock
     effective date December 31, 1996        370,700          371
                              371

Net Loss for Year ended December 31, 1996
             (139,906)         (139,906)

Balance December 31, 1996                      12,739,196     12,739
2,906,000         (139,906)   2,778,833

Net loss for the Three Months
      ended March 31, 1997
             (141,982)          (141,982)

Balance March 31, 1997                  12,739,196       12,739
2,906,000         (281,888)   2,636,851



SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
STATEMENTS.










ITEM 2. Management s Discussion and Analyses of Financial Condition and Results of Operations


Results of Operations

     Since the acquisition and merger on September 30, 1996 the company has primarily engaged in organizational activities and research and development, and marketing efforts to sell technology products acquired. The company has $50,000 in revenues and development expenses, rent, utilities, and insurance expenses have been funded through loans,

                     Liquidity and Capital Resources

As of March 31 1997 the company had total assets of $4,000,210, and had total liabilities of $1,363,359 consisting of notes payable and accounts payable.

The Company is presently operating by funds received as loans from Affiliated companies owned by Dr. Joseph P. D Angelo, president of the Company. There is no assurance, however, that these companies will continue to provide the loans in the future.



























                       PART II. OTHER INFORMATION




Item 1.        Legal Proceedings.

               Not applicable

Item 2.        Changes in Securities.

               Not applicable

Item 3.        Defaults Upon Senior Securities.

               Not applicable

Item 4.        Submission of Matters to a Vote of Security-Holders.

               Not applicable

Item 5.        Other Information.

               Not applicable

Item 6.        Exhibits and Reports on Form 8-K.

               Not applicable





























                                SIGNATURE



In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Americare Health Scan Inc.





                         By:  ______/s/    Joseph P. D Angelo____
                              Dr. Joseph P. D Angelo, President




DATED:  January 6, 1998