Form 10-Q
period 1997-06-30
AMERICARE HEALTH SCAN INC
filed 1998-01-16
CIK 1030144

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB
(Mark One)

[ X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT
OF 1934

For the quarterly period ended June 30, 1997

                                 OR

[___]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to ______________

Commission File Number:

                     Americare Health Scan Inc.
       (Exact name of Registrant as specified in its Charter)

 ____Florida____________________________________65-0467346_______________
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

20  N.W. 181st Street, Miami, Florida                  33169
(Address of principal executive offices)             (Zip Code)

Registrant s telephone number, including area code: ________(305) 770-1141

______________________________________N/A__________________
Former Name, Former Address and Former Fiscal Year if changed since last Report.

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended ( Exchange Act ) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _______ No ___X_____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY DURING THE PRECEDING
FIVE YEARS

Check whether the registrant filed all document and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
  Yes              No _________

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each issuer s classes of common stock, as of the latest practicable date: 12,712,170 Common Stock,
par value $.001 as of December     31     , 1996.


                      AMERICARE HEALTH SCAN, INC.


  INDEX


  Part 1. Financial Information

  Item 1. Financial Statements (unaudited).

          Balance Sheet for the nine months ended June 30, 1997

          Statement of Operations for the nine months ended June 30, 1997

          Statement of Cash Flows for the nine months ended June 30,
  1997

  Item 2. Management s Discussion and Analysis of Financial Condition and Results Of Operations.


  Part II.     Other Information



















  ROBERT B. DODEK CPA.

  20 N.W. 181st Street                  Telephone (305) 655-0923
  Miami, Florida 33169                       Fax   (305) 653-3315








 AMERICARE HEALTH SCAN, INC.
 MIAMI, FLORIDA

I have compiled the accompanying balance sheet of Americare Health Scan, Inc. and subsidiary as of June 30, 1997 and related statement of income and retained earnings and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion on them.



  By:           /s/ Robert Dodek
     Mr. Robert Dodek, CPA




  November 30, 1997














             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                     A DEVELOPMENT STAGE COMPANY
                     CONSOLIDATED BALANCE SHEET
                            JUNE 30, 1997


                               ASSETS


                                   CURRENT ASSETS

     CASH                                     $            3,418
     INVENTORY                                           157,568
     NOTES RECEIVABLE                                    120,600
          TOTAL CURRENT ASSETS                           281,586

  FIXED ASSETS
     BUILDING AND IMPROVEMENTS                           219,023
     MACHINERY AND EQUIPMENT                           3,525,120
                                                       3,744,143
     ACCUMULATED DEPRECIATION                            178,992
          NET FIXED ASSETS                             3,565,151

  OTHER ASSETS
     PATENT FEES AND OTHER INTANGIBLES                    55,518
                                            $         3 ,902,255


  LIABILITIES AND STOCKHOLDER S EQUITY

                           CURRENT LIABILITIES
     ACCOUNTS PAYABLE                       $             99,644
     LOANS PAYABLE                                        29,500
          TOTAL CURRENT LIABILITIES                      129,144

  OTHER LIABILITIES
     LOANS PAYABLE                                     1,281,231
                                                       1,410,375

  STOCKHOLDERS  EQUITY
     COMMON STOCK - $0.001 PER SHARE PAR VALUE
     50,000,000 SHARES AUTHORIZED
     12,739,192 ISSUED AND OUTSTANDING                    12,739
     ADDITIONAL PAID IN CAPITAL                        2,906,000
     RETAINED EARNINGS                                  (426,859)
       TOTAL STOCKHOLDERS EQUITY                       2,491,880
                                           $           3,902,255

  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.





       AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
  A DEVELOPMENT STAGE COMPANY
  CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
  FOR THE THREE MONTHS ENDED JUNE 30, 1997






  REVENUES - NET                              $           $59,668

  COST OF REVENUES                                         28,834

  NET PROFIT                                               30,834

  OPERATING EXPENSES
     SELLING, GENERAL AND ADMINISTRATIVE                  138,733
     DEPRECIATION AND AMORTIZATION                        179,054
                                                          317,787

  NET LOSS                                               (286,953)

  RETAINED EARNINGS (DEFICIT) BEGINNING OF PERIOD        (139,906)

  RETAINED EARNINGS (DEFICIT) END OF PERIOD       $      (426,859)


















  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.





             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
  A DEVELOPMENT STAGE COMPANY
  NOTES TO THE FINANCIAL STATEMENTS
  JUNE 30, 1997




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

Inventory

Inventory for sale is recorded at cost. Inventory is valued at the lower of cost (first-in, first-out) or market.

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











             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                     A DEVELOPMENT STAGE COMPANY
                 NOTES TO THE FINANCIAL STATEMENTS
                          JUNE 30, 1997


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









              AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                   A DEVELOPMENT STAGE COMPANY
        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997






  CASH FLOWS FROM OPERATING ACTIVITIES            $    (286,953)
  Net (Loss)

  Depreciation                                          179,054

  (Increase) Decrease in:
     Inventory                                           28,834
     Notes Receivable                                     1,400
     Other Assets                                          (580)

  Increase (Decrease) in
     Accounts Payable                                    55,644
  Net Cash Flow Provided by (used in) Operating Activities    (22,601)


  Cash Flows From Financing Activities
     Loans Payable                                       13,989


  Net Cash Provided by (used in ) Financing Activities   13,989

  Increase (Decrease in Cash)                            (8,612)

  Cash Beginning of Period                               12,000

  Cash End of Period                             $        3,388









  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.



              AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                      A DEVELOPMENT STAGE COMPANY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                             JUNE 30, 1997


  COMMON STOCK

                                                       PAID
  IN ACCUMULATED      TOTAL
                                   ISSUED    AMOUNT
  CAPITAL       DEFICIT       STOCKHOL

                                 EQUITY

  Common Stock issued February 24, 1994         50,200    NONE
  NONE            NONE                 NONE

  Balance December 31, 1994 & 1995              50,200    NONE
  NONE            NONE            NONE

  Stock Split March 20,1996 (115 for 1)           5,749,800    NONE
  NONE            NONE            NONE

  Common Stock issued March 20, 1996              6,568,496   12,368
  2,906,000                   2,918,368

  Stock issued for EDS Stock
     effective date December 31, 1996        370,700          371
                                   371

  Net Loss for Year ended December 31, 1996
                  (139,906)         (139,906)

  Balance December 31, 1996                    12,739,196     12,739
  2,906,000            (139,906)   2,778,833

Net loss for the Three Months
ended March 31, 1997
                  (286,953)          (286,953)

  Balance March 31, 1997                12,739,196       12,739
  2,906,000            (426,859)   2,491,880



  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.










ITEM 2. Management s Discussion and Analyses of Financial Condition and Results of Operations


Results of Operations

Since the acquisition and merger on September 30, 1996 the company has primarily engaged in organizational activities and research and development, and marketing efforts to sell technology products acquired. The company has $59,000 in revenues and development expenses, rent, utilities, and insurance expenses have been funded through loans.

                   Liquidity and Capital Resources

As of June 30, 1997 the company had total assets of $3,902,255, and had total liabilities of $1,410,375 consisting of notes payable and accounts payable.

The Company is presently operating by funds received as loans from Affiliated companies owned by Dr. Joseph P. D Angelo, president of the Company. There is no assurance,however, that these companies will continue to provide the loans in the future.


































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