Form 10-Q
period 1997-09-30
AMERICARE HEALTH SCAN INC
filed 1998-01-16
CIK 1030144

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                            FORM 10-QSB
                            (Mark One)

[ X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        ACT OF 1934

For the quarterly period ended September 30, 1997

                                 OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________


Commission File Number:    ___________________

                     Americare Health Scan Inc.
       (Exact name of Registrant as specified in its Charter)

____Florida_________________________________65-0467346_______________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

20  N.W. 181st Street, Miami, Florida                     33169
(Address of principal executive offices)                (Zip Code)

Registrant s telephone number, including area code: (305) 770-1141 ________________________________N/A_____________________________________
Former Name, Former Address and Former Fiscal Year, if changed since last
Report.

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


                      AMERICARE HEALTH SCAN, INC.

                                 INDEX




Part 1. Financial Information

Item 1. Financial Statements (unaudited).

Balance Sheet for the nine months ended September 30, 1997

Statement of Operations for the nine months ended September
 30, 1997

Statement of Cash Flows for the nine months ended September
30, 1997

Item 2. Management s Discussion and Analysis of Financial Condition and Results Of Operations.

Part II.     Other Information

















ROBERT B. DODEK CPA.
20 N.W. 181st Street                   Telephone (305) 655-0923
Miami, Florida 33169                       Fax   (305) 653-3315








AMERICARE HEALTH SCAN, INC.
MIAMI, FLORIDA

I have compiled the accompanying balance sheet of Americare Health Scan,Inc. and subsidiary as of September 30, 1997 and related statement of income and retained earnings and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion on them.




By:           /s/ Robert Dodek
Mr. Robert Dodek, CPA




December 27, 1997














             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                     A DEVELOPMENT STAGE COMPANY
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1997


                               ASSETS


                                   CURRENT ASSETS

     INVENTORY                               $           155,383
     NOTES RECEIVABLE                                    116,000
          TOTAL CURRENT ASSETS                           271,383

  FIXED ASSETS
     BUILDING AND IMPROVEMENTS                           219,023
     MACHINERY AND EQUIPMENT                           3,525,120
                                                       3,744,143
     ACCUMULATED DEPRECIATION                            268,488
          NET FIXED ASSETS                             3,475,655

  OTHER ASSETS
     PATENT FEES AND OTHER INTANGIBLES                    55,487
                                            $         3 ,802,525


  LIABILITIES AND STOCKHOLDER S EQUITY

                                   CURRENT LIABILITIES
     ACCOUNTS PAYABLE                            $       110,018
     LOANS PAYABLE                                        34,900
          TOTAL CURRENT LIABILITIES                      144,918

  OTHER LIABILITIES
     LOANS PAYABLE                                     1,296,536
                                                       1,441,454

  STOCKHOLDERS  EQUITY
     COMMON STOCK - $0.001 PER SHARE PAR VALUE
     50,000,000 SHARES AUTHORIZED
     12,739,192 ISSUED AND OUTSTANDING                    12,739
     ADDITIONAL PAID IN CAPITAL                        2,906,000
     RETAINED EARNINGS                                  (557,668)
       TOTAL STOCKHOLDERS EQUITY                       2,361,071
                                          $            3,802,525





  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.


             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                 A DEVELOPMENT STAGE COMPANY
     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997






  REVENUES - NET                                  $        $62,039

  COST OF REVENUES                                          31,020

  NET PROFIT                                                31,019

  OPERATING EXPENSES
     SELLING, GENERAL AND ADMINISTRATIVE                   180,200
     DEPRECIATION AND AMORTIZATION                         268,581
                                                           448,781

  NET LOSS                                                (417,762)

  RETAINED EARNINGS (DEFICIT) BEGINNING OF PERIOD         (139,906)

  RETAINED EARNINGS (DEFICIT) END OF PERIOD       $       (557,668)



















  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.



             AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                  NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997




Note 1 Accounting Policies

The company was incorporated February 3, 1994 in the state of Florida.
The company started manufacturing the Ana-Sal HIV Saliva test in June, 1996.

The financial statements include Americare Biologicals, Inc. As of September 30, 1996 when the company wholly owned subsidiary. All intercompany accounts have been eliminated.

Inventory

Inventories are priced at cost.


Property and equipment

Property and equipment is stated at cost with depreciation provided by the straight-line method over the following estimated useful lives:

          Leasehold improvements        10 years
          Furniture and equipment       10 years


Patent costs

Patent costs are for the costs incurred to date and amortization has not been started.



Note 2 Notes Receivable

Notes receivable are from other Americare Companies


Note 3

The company s assets were transferred to the company by various shareholders in exchange for a certain number of shares the balance in loans.











                  AMERICARE HEALTH SCAN, INC, AND SUBSIDIARY
                        A DEVELOPMENT STAGE COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997





  CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                      $     (417,762)

  Depreciation                                           268,581

  (Increase) Decrease in:
     Inventory                                            31,019
     Notes Receivable                                      6,000
     Other Assets                                           (580)
    Increase (Decrease) in:
     Accounts Payable                                     66,018
  Net Cash Flow Provided by (used in) Operating Activities     (46,724)


  Cash Flows From Financing Activities
     Loans Payable                                        22,724


  Net Cash Provided by (used in) Financing Activities     22,724

  Increase (Decrease in Cash)
  (24,000)


  Cash Beginning of Period                                12,000

  Cash End of Period                              $      (12,000)







  SEE ACCOUNTANTS COMPILATION REPORT AND NOTES TO FINANCIAL
  STATEMENTS.





ITEM 2. Management s Discussion and Analyses of Financial Condition and Results of Operations


Results of Operations

Since the acquisition and merger on September 30, 1996 the company has primarily engaged in organizational activities and research and development, and marketing efforts to sell technology products acquired. The company has $62,000 in revenues and development expenses, rent, utilities, and insurance expenses have been funded through loans.

Liquidity and Capital Resources

As of September 30, 1997 the company had total assets of $3,802,525, and had total liabilities of $1,441,454 consisting of notes payable and accounts payable.

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

               Not applicable

  Item 2.      Changes in Securities.

               Not applicable

  Item 3.      Defaults Upon Senior Securities.

               Not applicable

  Item 4.      Submission of Matters to a Vote of Security-
  Holders.

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