Form 10QSB
period 2001-09-30
AMERICARE HEALTH SCAN INC
filed 2001-12-03
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                         COMMISSION FILE NUMBER 1-16655

                           AMERICARE HEALTH SCAN, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                        65-0714523
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

20 N.W. 181st Street, Miami, Florida                              33169
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (305) 770-1141

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ] NO [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                               Outstanding As of December 3, 2001
Common Stock $ .001 par value                         14,765,148

Item 1:  Legal Proceedings:

The Corporation is involved in several pieces of litigation, which are set forth below.

In 1995, Americare Biologicals, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc. (the "Plaintiffs") filed suit in Florida state court (Broward County) against Technical Chemicals and Products, Inc. ("TCPI") and its then chairman Jack Aronowitz, Simplex Medical Systems, Inc. ("Simplex") and its then officers Henry B. Schur and Nicholas Levandoski, and Analyte Diagnostics, Inc. ("Analyte"), claiming misappropriation of trade secrets and interference with business relationships relating to the Company's proprietary Saliva Collection System and HIV Saliva Test. On January 25, 1999, judgment was entered in favor of Plaintiffs against Schur, Levandoski, TCPI, Aronowitz, Simplex and Analyte. On appeal, $4.3 Million of the $4.8 Million in damages awarded against Schur, Levandoski, Aronowitz and TCPI was affirmed. Only the $500,000 judgment against Aronowitz was reversed. In December 2000, the appeal bond that had been posted by TCPI was ordered paid, and Americare Biologicals, Inc. received $388,890. Nicholas Levandoski, against whom Americare Biologicals, Inc. and Americare Transtech, Inc. had judgments totaling $1,000,000, filed for Chapter 7 Bankruptcy protection in 2000. A settlement was reached with the trustee of the Levandoski bankruptcy proceeding pursuant to which Americare Biologicals, Inc. and Americare Transtech, Inc. will receive from Levandoski a cash payment of $11,638 and 327,250 shares of stock in SMLX Technologies, Inc. The Plaintiffs are currently attempting to collect the $3,000,000 judgment against Schur from his former employer, Simplex, pursuant to certain indemnification provisions in Simplex's Articles of Incorporation and Bylaws. Of the $3 million judgment against Schur, $1 million each was awarded to Americare Biologicals, Inc., Americare Transtech, Inc., and Dr. D'Angelo. Trial in the collection action was held on August 3, 2001. By order dated September 10, 2001, the trial court ruled in favor of SMLX. The Plaintiffs have appealed this ruling, and SMLX has moved for attorney's fees and costs. By order dated September 5, 2001, the District Court of Appeal of the state of Florida Fourth District reversed a lower court ruling denying Henry Schur's, Nicholas Levandoski's, Analyte's and Simplex's motion to vacate the above-referenced judgments against them. The appellate court, however, did not reverse the judgments in the underlying action. Instead, the Court remanded the matter to the lower court for reconsideration of the motion to vacate.

In 1997, Americare Diagnostics, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc., (the "Plaintiffs") filed suit in federal court (Southern District of Florida) against TCPI and its then chairman Jack Aronowitz, and Simplex and its then officers Henry B. Schur and Nicholas Levandoski, claiming patent infringement and misappropriation of trade secrets relating to the Company's patented biological fluids constituent analysis system. A confidential settlement agreement was reached with TCPI on February 3, 2001, which resolved all litigation between TCPI and the Plaintiffs. TCPI, which filed a voluntary Chapter 11 bankruptcy petition on July 3, 2001, still owes approximately $38,700 under the settlement agreement. The Company settled with Simplex on June 26, 2001. On June 27, 2001, the District Court issued an Order granting the Plaintiffs' motion for voluntary dismissal of their patent infringement claims against Aronowitz and Schur. The basis for the Plaintiffs' motion was that the infringement claims lacked sufficient economic value to justify further prosecution. The district court also granted the Plaintiffs' motion for voluntary dismissal without prejudice of their misappropriation of trade secrets claims against Aronowitz and Schur. By order dated August 17, 2001, the District Court granted Aronowitz's motion for voluntary dismissal without prejudice of his patent misuse antitrust counterclaim. Both Aronowitz and Schur have filed motions for attorney's fees and costs against the Plaintiffs.

In 1997, Henry B. Schur filed suit against Dr. D'Angelo, Americare Transtech, Inc., Americare Health Scan, Inc., Americare Biologicals, Inc., International Medical Associates, Inc., and Americare Diagnostics, Inc. asserting claims relating to the tape recording and use of a conversation Schur had with Dr. D'Angelo on the street. Currently pending is a motion to dismiss filed by certain Defendants. Trial was set for September 10, 2001, but had to be delayed because Schur is currently incarcerated in federal prison.

TCPI and Aronowitz, in 1999, filed action in federal court (Southern District of Florida) against the Company, Joseph P. D'Angelo, and Creative Connections, Inc., claiming that Plaintiffs had engaged in false advertising in violation of the Lanham Act, and common law defamation. All claims by TCPI have been dismissed with prejudice pursuant to a February 2001 settlement. TCPI also settled with Creative Connections, Inc. on or about April 2001. As part of that settlement, TCPI was assigned a $28,281.29 judgment Creative Connections had against the Company. TCPI then proceeded to offset the amount of that judgment against the payments owed to the Company under the February 2001 settlement. By order dated August 17, 2001, the District Court granted Aronowitz's motion for voluntary dismissal without prejudice of his claims.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation suit in Florida state court against TCPI, Jack Aronowitz and Robert Zelinka. Plaintiffs settled with TCPI in February 2001. On July 27, 2001, Plaintiffs entered into a confidential settlement with Zelinka. The claim against Aronowitz is still pending.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation lawsuit in Florida state court against Warren Vitale. Plaintiffs' motion for summary judgment is currently pending.

In November 1999, the building in which the Company is a tenant sustained substantial damage as a result of water leakage from a coffee machine that had been installed and maintained by Perfect Choice Coffee, Inc. Some of the Company's equipment and work in process was damaged and/or destroyed. The landlord's insurance company went bankrupt and did not cover the losses. As a result, the Company, landlord, and related entities jointly filed two separate lawsuits against the underwriter (Jackson Agency, Inc.) and the coffee machine company (Perfect Choice Coffee, Inc.) seeking to recover their losses. Consolidated discovery is ongoing.

Henry B. Schur, a former employee of the Company, has filed an interference claim with the U.S. Patent and Trademark Office alleging that he, not Dr. D'Angelo, is the senior inventor of the technology covered by a pending patent application relating to improvements to the Saliva Collector. In view of the January 1999 court judgment that Schur misappropriated trade secrets relating to the Company's Saliva Collector technology, and the written conditions of Schur's employment with Americare Transtech, Inc. during the early to mid-1990s, the Company believes that its exclusive ownership of the technology has been established.

In 1999, Henry Schur filed suit against Americare Biologicals, Inc. claiming entitlement to stock in that Company. The case was dismissed on statute of limitations grounds, and Schur was afforded an opportunity to amend his complaint.

In 1999, the Company and affiliated and related entities filed a professional malpractice action against its former in-house accountant Robert Dodek, C.P.A., who worked for the Company and its affiliated and related entities during 1994 through 1998. This lawsuit relates to the failure by Mr. Dodek to prepare and file tax returns and financial statements. Discovery is currently ongoing.

In the normal course of business, the Company is involved in various disputes, claims and/or litigation. Given the current financial condition of the Company, the resolution of any of the above- discussed matters against the Company by judgment or the award of attorney's fees and costs could have a material adverse impact on the consolidated financial statements.

An Amended Registration Statement on Form 10-SB under Section 12(g) of the Securities and Exchange Act of 1934 was filed on October 14, 2001.

Item 2: Changes in Securities:

         None

Item 3: Defaults Upon Senior Securities:

         None

Item 4: Submission of Matters to a Vote of Security Holders

         None

Item 5: Other Information:

         None

Item 6: Exhibits & Reports:

         See documents related to the Registration Statement Form 10-SB which was filed on October 14, 2001. The Form 10-SB was filed incorrectly under
Section 12(b) of the Exchange Act. We are in the process of filing the correct Form pursuant to Section 12(g) of the Exchange Act.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 3, 2001                /s/ Joseph P. D'Angelo
                                       -----------------------------------------
                                       Dr. Joseph P. D'Angelo
                                       President

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY



                          (A DEVELOPMENT STAGE COMPANY)



                              FINANCIAL STATEMENTS



         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
 AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                    CONTENTS

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                      1


         STATEMENTS OF OPERATIONS                                            2


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                       3


         STATEMENTS OF CASH FLOWS                                            4


         NOTES TO FINANCIAL STATEMENTS                                    5-10

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000



                                                                                     September 30,    December 31,
                                                                                         2001             2000
                                                                                     -------------    ------------
                                                   ASSETS
CURRENT ASSETS
      Cash                                                                            $       894     $         0
                                                                                      -----------     -----------
          TOTAL CURRENT ASSETS                                                                894               0
                                                                                      -----------     -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                                               127,999         152,701
                                                                                      -----------     -----------
OTHER ASSETS
      Investments                                                                             378             636
      Patents, net                                                                        131,405         137,868
                                                                                      -----------     -----------
          TOTAL OTHER ASSETS                                                              131,783         138,504
                                                                                      -----------     -----------
          TOTAL ASSETS                                                                $   260,676     $   291,205
                                                                                      ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Cash overdraft                                                                  $         0     $     1,250
      Accounts payable                                                                     42,828          61,953
      Accrued officer's compensation                                                    1,092,000         936,000
      Accrued expenses                                                                  1,455,562       1,266,160
      Accrued interest - stockholder & related parties                                  1,193,401         834,596
      Loans payable - stockholders                                                        438,452         369,079
      Loans payable - related parties                                                     714,586         530,910
      Loans payable - other                                                                22,260          12,260
                                                                                      -----------     -----------
          TOTAL CURRENT LIABILITIES                                                     4,959,089       4,012,208
                                                                                      -----------     -----------

CONTINGENCIES (See Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share; 50,000,000
          shares authorized; 14,761,948 shares issued and
          outstanding in 2001 and 2000 respectively                                        14,765          14,765
      Additional paid-in capital                                                        1,355,218       1,355,218
      Deficit accumulated during the development stage                                 (6,068,396)     (5,090,986)
                                                                                      -----------     -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (4,698,413)     (3,721,003)
                                                                                      -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   260,676     $   291,205
                                                                                      ===========     ===========



                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2001 and 2000
 and the Period from February 3, 1994 (Date of Inception) to September 30, 2001


                                                    Three Months Ended                Nine Months Ended
                                               ------------------------------    -----------------------------     Inception to
                                               September 30,    September 30,    September 30,   September 30,     September 30,
                                                  2001              2000             2001             2000             2001
                                               -------------    -------------    -------------   -------------     -------------
SALES                                          $          0     $          0     $          0     $          0     $          0
                                               ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES:
      Advertising                                       207              548            2,379            2,750           11,985
      Bank fees                                         776               23              832            1,780            8,819
      Contract labor                                  4,840            6,956           16,880           21,085           60,814
      Depreciation & amortization                    10,772           10,772           32,316           32,316          113,627
      Dues & subscriptions                                0                0                0                0            3,696
      Insurance                                         869            2,572            5,672            6,980           23,429
      Interest expense                              123,987           91,122          358,806          743,475        1,193,924
      Legal & accounting                             41,079          100,061          148,622          208,831          775,952
      Licenses & taxes                                 (250)             110              610              790            3,855
      Management fees                                11,979           13,214           35,937           39,640          318,818
      Meals & entertainment                               0               48              101              144            4,392
      Office expense                                 (2,046)            (450)             649            3,671           25,876
      Officer's compensation                         52,000           52,000          156,000          156,000        1,092,000
      Payroll taxes                                   1,606            2,981            7,301            7,050           24,238
      Professional fees                               2,238           38,981            1,880           77,129          128,538
      Rent - dormant production areas                42,158           40,909          122,728          122,728          447,505
      Rent - office space                             9,878            9,585           28,755           28,755          216,675
      Rent - warehouses                              12,678            9,477           30,923           26,604          233,525
      Salaries                                       19,828           30,113           85,452           86,025          282,210
      Telephone & utilities                           3,494              791            4,900            1,956           66,685
      Travel                                              0            9,574                0            9,782           74,288
      Research & development costs                        0                0                0                0        1,086,783
      Other expenses                                   (151)           3,778            6,662           16,120           49,588
                                               ------------     ------------     ------------     ------------     ------------
      TOTAL OPERATING EXPENSES                      335,942          423,165        1,047,405        1,593,611        6,247,222
                                               ------------     ------------     ------------     ------------     ------------
          OPERATING LOSS                           (335,942)        (423,165)      (1,047,405)      (1,593,611)      (6,247,222)
                                               ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
      Settlement of litigation - release of
          appeals bond                                    0                0                0                0          388,890
      Settlement of litigation                            0                0           70,253                0           70,253
      Loss from investments                               0                0             (258)               0           (5,623)
      Loss from flood                                     0                0                0                0         (274,694)
                                               ------------     ------------     ------------     ------------     ------------
      TOTAL OTHER INCOME (EXPENSE)                        0                0           69,995                0          178,826
                                               ------------     ------------     ------------     ------------     ------------
          LOSS BEFORE INCOME TAXES                 (335,942)        (423,165)        (977,410)      (1,593,611)      (6,068,396)
INCOME TAX EXPENSE (BENEFIT)                              0                0                0                0                0
                                               ------------     ------------     ------------     ------------     ------------
          NET LOSS                             $   (335,942)    $   (423,165)    $   (977,410)    $ (1,593,611)    $ (6,068,396)
                                               ============     ============     ============     ============     ============
NET LOSS PER SHARE                                    (0.02)           (0.03)           (0.07)           (0.11)
                                               ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING                         14,765,148       14,761,948       14,765,148       14,761,948
                                               ============     ============     ============     ============


                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Nine Months Ended September 30, 2001 and 2000
 and the Period from February 3, 1994 (Date of Inception) to September 30, 2001


                                                     Common Stock and Capital
                                                      in Excess of Par Value
                                                  -----------------------------          Deficit
                                                    Shares             Amount          Accumulated           Total
                                                  ----------        -----------        -----------         -----------
BALANCES AT JANUARY 1, 1996                           50,000        $     5,800        $   (98,832)        $   (93,032)
     Stock Split (116 to 1)                        5,750,000                  0                  0                   0
     Issuance of common shares
        regarding acquisition of assets
        from Americare Transtech, Inc.,
        acquisition of subsidiary
        Americare Biologicals, Inc.,
        and regarding pretrading
        private placements                         6,541,800          1,266,058                  0           1,266,058
     Issuance of common shares
        regarding merger with
        Environmental Digital
        Systems, Inc.                                370,370                  0                  0                   0
     Net Loss                                              0                  0           (637,663)           (637,663)
                                                  ----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 1996                     12,712,170          1,271,858           (736,495)            535,363
     Issuance of common shares
        for services rendered                          5,000             16,250                  0              16,250
        (based on value of services)
     Net Loss                                              0                  0           (498,157)           (498,157)
                                                  ----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 1997                     12,717,170          1,288,108         (1,234,652)             53,456
     Issuance of common shares to acquire
        25% interest in Americare
        Diagnostics, Inc. and Americare

        International Diagnostics, Inc.            2,000,000              2,000                  0               2,000
        (based on book value of
         affiliated companies)
     Net Loss                                              0                  0           (502,907)           (502,907)
                                                  ----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 1998                     14,717,170          1,290,108         (1,737,559)           (447,451)
     Issuance of common shares
        for private placement and
        services rendered                             44,778             77,539                  0              77,539
        (based on value of services)
     Net Loss                                              0                  0         (1,759,594)         (1,759,594)
                                                  ----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 1999                     14,761,948          1,367,647         (3,497,153)         (2,129,506)
     Issuance of common shares
        for director fees (based                       3,200              2,336              2,336
        on trading activity at
        time of issuance)
     Net Loss                                              0                  0         (1,593,833)         (1,593,833)
                                                  ----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 2000                     14,765,148          1,369,983         (5,090,986)         (3,721,003)
     Net Loss                                              0                  0           (977,410)           (977,410)
                                                  ----------        -----------        -----------         -----------
BALANCES AT SEPTEMBER 30, 2001                    14,765,148        $ 1,369,983        $(6,068,396)        $(4,698,413)
                                                  ==========        ===========        ===========         ===========



                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three and Nine Months Ended September 30, 2001 and 2000
 and the Period from February 3, 1994 (Date of Inception) to September 30, 2001



                                                        Three Months Ended               Nine Months Ended
                                                   -----------------------------   -----------------------------
                                                   September 30,   September 30,   September 30,   September 30,    Inception
                                                        2001           2000            2001             2000          to 2001
                                                   ------------    ------------    ------------    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        $  (335,942)    $  (423,165)    $  (977,410)    $(1,593,611)    $(6,068,396)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation and amortization expense             10,772          10,772          32,316          32,316         356,823
       Undepreciated cost of equipment
          destroyed in flood                                  0               0               0               0         274,694
       Changes in assets and liabilities:
          Increase/(decrease) in cash overdrafts         (6,642)            530          (1,250)           (160)              0
          Accounts payable                                6,561          23,136         (19,125)         26,267          42,828
          Accrued officer's compensation                 52,000          52,000         156,000         156,000       1,092,000
          Accrued interest                              123,987          91,122         358,805         743,472       1,193,401
          Accrued expenses                               63,508          68,607         189,402         212,161       1,455,562
                                                    -----------     -----------     -----------     -----------     -----------
    Net cash used in operating activities               (85,756)       (176,998)       (261,262)       (423,555)     (1,653,088)
                                                    -----------     -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Amounts loaned to related entities                        0               0               0             147        (147,646)
    Collections of loans receivable                           0               0               0             200         117,165
    Purchase of investment                                    0               0               0               0          (6,000)
    Loss from investment                                      0               0             258             258           5,623
    Purchase of property and equipment                   (1,300)              0          (1,300)       (740,248)
    Payment for patents                                       0               0               0               0        (150,793)
                                                    -----------     -----------     -----------     -----------     -----------
    Net cash provided by (used in)
       investing activities                              (1,300)              0          (1,042)           (497)       (921,899)
                                                    -----------     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash repaid on stockholder loan                     (30,000)           (335)        (30,000)         (5,862)        (30,000)
    Proceeds from stockholder loan                       69,951          18,880          99,373         229,359         468,452
    Proceeds from loans payable-related parties          37,999         158,959         183,825         194,801         754,886
    Proceeds from other loan payable                     10,000               0          10,000           6,260          22,260
    Loan repayments-related parties                           0            (506)              0            (506)         (9,700)
    Proceeds from common stock                                0               0               0               0       1,369,983
                                                    -----------     -----------     -----------     -----------     -----------
    Net cash provided by financing
       activities                                        87,950         176,998         263,198         424,052       2,575,881
                                                    -----------     -----------     -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                             894               0             894               0             894
CASH AND EQUIVALENTS, BEGINNING                               0               0               0               0               0
                                                    -----------     -----------     -----------     -----------     -----------
CASH AND EQUIVALENTS, ENDING                        $       894     $         0     $       894     $         0     $       894
                                                    ===========     ===========     ===========     ===========     ===========




                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - GENERAL

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the Company's financial position.

The information contained in these consolidated financial statements should be read in conjunction with the Notes to the Financial Statements appearing in the Company's Annual Report for the year ended December 31, 2000.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $977,410 for the nine months ended September 30, 2001, and as of that date, current liabilities exceeded current assets by $4,958,195 and its total liabilities exceeded its total assets by $4,698,413. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LITIGATION

The Corporation is involved in several pieces of litigation, which are set forth below.

In 1995, Americare Biologicals, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc. (the "Plaintiffs") filed suit in Florida state court (Broward County) against Technical Chemicals and Products, Inc. ("TCPI") and its then chairman Jack Aronowitz, Simplex Medical Systems, Inc. ("Simplex") and

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - LITIGATION - CONTINUED

its then officers Henry B. Schur and Nicholas Levandoski, and Analyte Diagnostics, Inc. ("Analyte"), claiming misappropriation of trade secrets and interference with business relationships relating to the Company's proprietary Saliva Collection System and HIV Saliva Test. On January 25, 1999, judgment was entered in favor of Plaintiffs against Schur, Levandoski, TCPI, Aronowitz, Simplex and Analyte. On appeal, $4.3 Million of the $4.8 Million in damages awarded against Schur, Levandoski, Aronowitz and TCPI was affirmed. Only the $500,000 judgment against Aronowitz was reversed. In December 2000, the appeal bond that had been posted by TCPI was ordered paid, and Americare Biologicals, Inc. received $388,890. Nicholas Levandoski, against whom Americare Biologicals, Inc. and Americare Transtech, Inc. had judgments totaling $1,000,000, filed for Chapter 7 Bankruptcy protection in 2000. A settlement was reached with the trustee of the Levandoski bankruptcy proceeding pursuant to which Americare Biologicals, Inc. and Americare Transtech, Inc. will receive from Levandoski a cash payment of $11,638 and 327,250 shares of stock in SMLX Technologies, Inc. The Plaintiffs are currently attempting to collect the $3,000,000 judgment against Schur from his former employer, Simplex, pursuant to certain indemnification provisions in Simplex's Articles of Incorporation and Bylaws. Of the $3 million judgment against Schur, $1 million each was awarded to Americare Biologicals, Inc., Americare Transtech, Inc., and Dr. D'Angelo. Trial in the collection action was held on August 3, 2001. By order dated September 10, 2001, the trial court ruled in favor of SMLX. The Plaintiffs have appealed this ruling, and SMLX has moved for attorney's fees. By order dated September 5, 2001, the District Court of Appeal of the state of Florida Fourth District reversed a lower court ruling denying Henry Schur's, Nicholas Levandoski's, Analyte's and Simplex's motion to vacate the above-referenced judgments against them. The appellate court, however, did not reverse the judgments in the underlying action. Instead, the Court remanded the matter to the lower court for reconsideration of the motion to vacate.

In 1997, Americare Diagnostics, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc., (the "Plaintiffs") filed suit in federal

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - LITIGATION - CONTINUED

court (Southern District of Florida) against TCPI and its then chairman Jack Aronowitz, and Simplex and its then officers Henry B. Schur and Nicholas Levandoski, claiming patent infringement and misappropriation of trade secrets relating to the Company's patented biological fluids constituent analysis system. A confidential settlement agreement was reached with TCPI on February 3, 2001, which resolved all litigation between TCPI and the Plaintiffs. TCPI, which filed a voluntary Chapter 11 bankruptcy petition on July 3, 2001, still owes approximately $38,700 under the settlement agreement. The Company settled with Simplex on June 26, 2001. On June 27, 2001, the District Court issued an Order granting the Plaintiffs' motion for voluntary dismissal of their patent infringement claims against Aronowitz and Schur. The basis for the Plaintiffs' motion was that the infringement claims lacked sufficient economic value to justify further prosecution. The district court also granted the Plaintiffs' motion for voluntary dismissal without prejudice of their misappropriation of trade secrets claims against Aronowitz and Schur. Both Aronowitz and Schur have filed motions for attorney's fees and costs against the Plaintiffs. By order dated August 17, 2001, the District Court granted Aronowitz's motion for voluntary dismissal without prejudice of his patent misuse antitrust counterclaim.

In 1997, Henry B. Schur filed suit against Dr. D'Angelo, Americare Transtech, Inc., Americare Health Scan, Inc., Americare Biologicals, Inc., International Medical Associates, Inc., and Americare Diagnostics, Inc. asserting claims relating to the tape recording and use of a conversation Schur had with Dr. D'Angelo on the street. Currently pending is a motion to dismiss filed by certain Defendants. Trial was set for September 10, 2001, but had to be delayed because Schur is unavailable.

TCPI and Aronowitz, in 1999, filed action in federal court (Southern District of Florida) against the Company, Joseph P. D'Angelo, and Creative Connections, Inc., claiming that Plaintiffs had engaged in false advertising in violation of the Lanham Act, and common law defamation. All claims by TCPI have been dismissed with prejudice pursuant to a February 2001 settlement. TCPI also settled with Creative Connections, Inc. on or about April 2001. As part of that

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - LITIGATION - CONTINUED

settlement, TCPI was assigned a $28,281.29 judgment Creative Connections had against the Company. TCPI then proceeded to offset the amount of that judgment against the payments owed to the Company under the February 2001 settlement. By order dated August 17, 2001, the District Court granted Aronowitz's motion for voluntary dismissal without prejudice of his claims.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation suit in Florida state court against TCPI, Jack Aronowitz and Robert Zelinka. Plaintiffs settled with TCPI in February 2001. On July 27, 2001, Plaintiffs entered into a confidential settlement with Zelinka. The claim against Aronowitz is still pending.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation lawsuit in Florida state court against Warren Vitale. Plaintiffs' motion for summary judgment is currently pending.

In November 1999, the building in which the Company is a tenant sustained substantial damage as a result of water leakage from a coffee machine that had been installed and maintained by Perfect Choice Coffee, Inc. Some of the Company's equipment and work in process was damaged and/or destroyed. The landlord's insurance company went bankrupt and did not cover the losses. As a result, the Company, landlord, and related entities jointly filed two separate lawsuits against the underwriter (Jackson Agency, Inc.) and the coffee machine company (Perfect Choice Coffee, Inc.) seeking to recover their losses. Consolidated discovery is ongoing.

Henry B. Schur, a former employee of the Company, has filed an interference claim with the U.S. Patent and Trademark Office alleging that he, not Dr. D'Angelo, is the senior inventor of the technology covered by a pending patent application relating to improvements to the Saliva Collector. In view of the January 1999 court judgment that Schur misappropriated trade secrets relating to the Company's Saliva Collector technology, and the written conditions of Schur's employment with Americare Transtech, Inc. during the early to mid-1990s, the Company believes that its exclusive ownership of the technology has been established.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 3 - LITIGATION - CONTINUED

In 1999, Henry Schur filed suit against Americare Biologicals, Inc. claiming entitlement to stock in that Company. The case was dismissed on statute of limitations grounds, and Schur was afforded an opportunity to amend his complaint.

In 1999, the Company and affiliated and related entities filed a professional malpractice action against its former in-house accountant Robert Dodek, C.P.A., who worked for the Company and its affiliated and related entities during 1994 through 1998. This lawsuit relates to the failure by Mr. Dodek to prepare and file tax returns and financial statements. Discovery is currently ongoing.

In the normal course of business, the Company is involved in various disputes, claims and/or litigation. Given the current financial condition of the Company, the resolution of any of the above-discussed matters against the Company by judgment or the award of attorney's fees and costs could have a material adverse impact on the consolidated financial statements.

NOTE 4 - ACCRUED INTEREST

In May 2000, the Company, as debtor, and its Subsidiary, as additional debtor, entered into security agreements with the Company's President and majority stockholder relating to loans and accrued expenses. In addition, the Company, as debtor, and its Subsidiary, as additional debtor, entered into security agreements with two of the related companies controlled by the President relating to loans and accrued expenses.

The security agreements encumber essentially all assets of the Company and its Subsidiary in the aggregate amount of $2.6 million and have been filed with the Secretary of State of the State of Florida.

The security agreements purport to secure the payment of indebtedness evidence by a promissory note or notes executed by the Company and its Subsidiary to the secured parties.

In August 2001, the Board of Directors ratified the accrual of interest on these promissory notes retroactive to 1996. Interest expense for the nine months ended September 30, 2001 was $358,806.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 5 - RECENT PRONOUNCEMENTS

In 2001, Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" were issued. The Company was not involved in a business merger or combination in 2001, therefore SFAS 141 has no impact on these financial statements. The only intangible assets the Company owns are it patents. SFAS 142 states, "An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. The Company is currently amortizing its patents over their useful and legal life of 17.5 years.