Form 10QSB/A
period 2001-09-30
AMERICARE HEALTH SCAN INC
filed 2002-01-15
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 - FORM 10-QSB

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

YES [ ] NO [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                               Outstanding As of December 5, 2001
Common Stock $ .001 par value                            14,765,148

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                     Part I

Consolidated Balance Sheet (Unaudited) as of September 30, 2001 ................   1

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2001 and 2000 and the Period from February 3, 1994
    (Date of Inception) to September 30, 2001 ..................................   2

Consolidated Statement of Changes in Stockholder's Equity (Deficit) (Unaudited)
    for the three months September 30, 2001 and the Period from February 3, 1994
    (Date of Inception) to September 30, 2001 ..................................   3

Consolidated Statements of Cash Flows (Unaudited) for the three months ended
    September 30, 2001 and 2000 and the Period from February 3, 1994 (Date of
    Inception) to September 30, 2001 ...........................................   4

Notes to Condensed Financial Statements ........................................   5

Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..................................................  11

                                     Part II

Legal Proceedings ..............................................................  13

Changes in Securities ..........................................................  14

Defaults upon Senior Securities ................................................  14

Submissions of Matters to a Vote of Security Holders ...........................  14

Other Information ..............................................................  14

Exhibits and Reports ...........................................................  15

Signatures .....................................................................  15


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)






                              FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2001 and 2000
 and the Period From February 3, 1994 (Date of Inception) to September 30, 2001

                                    CONTENTS

FINANCIAL STATEMENTS


         BALANCE SHEETS ...................................................   1


         STATEMENTS OF OPERATIONS .........................................   2


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.....................   3


         STATEMENTS OF CASH FLOWS .........................................   4


         NOTES TO FINANCIAL STATEMENTS ....................................5-10

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000


                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                    2001           2000
                                                                                 -----------    -----------
                                             A S S E T S

CURRENT ASSETS
      Cash ...................................................................   $       894    $         0
                                                                                 -----------    -----------
          TOTAL CURRENT ASSETS ...............................................           894              0
                                                                                 -----------    -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION ..................................       127,999        152,701
                                                                                 -----------    -----------

OTHER ASSETS
      Investments ............................................................           378            636
      Patents, net ...........................................................       131,405        137,868
                                                                                 -----------    -----------
          TOTAL OTHER ASSETS .................................................       131,783        138,504
                                                                                 -----------    -----------
          TOTAL ASSETS .......................................................   $   260,676    $   291,205
                                                                                 ===========    ===========

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y   (D E F I C I T)

CURRENT LIABILITIES
      Cash overdraft .........................................................   $         0    $     1,250
      Accounts payable .......................................................        42,828         61,953
      Accrued officer's compensation .........................................     1,092,000        936,000
      Accrued expenses .......................................................     1,455,562      1,266,160
      Accrued interest - stockholder & related parties .......................     1,193,401        834,596
      Loans payable - stockholders ...........................................       438,452        369,079
      Loans payable - related parties ........................................       714,586        530,910
      Loans payable - other ..................................................        22,260         12,260
                                                                                 -----------    -----------
          TOTAL CURRENT LIABILITIES ..........................................     4,959,089      4,012,208
                                                                                 -----------    -----------
CONTINGENCIES (See Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share; 50,000,000
          shares authorized; 14,761,948 shares issued and
          outstanding in 2001 and 2000 respectively ..........................        14,765         14,765
      Additional paid-in capital .............................................     1,355,218      1,355,218
      Deficit accumulated during the development stage .......................    (6,068,396)    (5,090,986)
                                                                                 -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...............................    (4,698,413)    (3,721,003)
                                                                                 -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $   260,676    $   291,205
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

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ----------------------------    ----------------------------    INCEPTION TO
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                 2001            2000            2001            2000            2001
                                             ------------    ------------    ------------    ------------    ------------
SALES ....................................   $          0    $          0    $          0    $          0    $          0
                                             ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Advertising .........................            207             548           2,379           2,750          11,985
     Bank fees ...........................            776              23             832           1,780           8,819
     Contract labor ......................          4,840           6,956          16,880          21,085          60,814
     Depreciation & amortization .........         10,772          10,772          32,316          32,316         113,627
     Dues & subscriptions ................              0               0               0               0           3,696
     Insurance ...........................            869           2,572           5,672           6,980          23,429
     Interest expense ....................        123,987          91,122         358,806         743,475       1,193,924
     Legal & accounting ..................         41,079         100,061         148,622         208,831         775,952
     Licenses & taxes ....................           (250)            110             610             790           3,855
     Management fees .....................         11,979          13,214          35,937          39,640         318,818
     Meals & entertainment ...............              0              48             101             144           4,392
     Office expense ......................         (2,046)           (450)            649           3,671          25,876
     Officer's compensation ..............         52,000          52,000         156,000         156,000       1,092,000
     Payroll taxes .......................          1,606           2,981           7,301           7,050          24,238
     Professional fees ...................          2,238          38,981           1,880          77,129         128,538
     Rent - dormant production areas .....         42,158          40,909         122,728         122,728         447,505
     Rent - office space .................          9,878           9,585          28,755          28,755         216,675
     Rent - warehouses ...................         12,678           9,477          30,923          26,604         233,525
     Salaries ............................         19,828          30,113          85,452          86,025         282,210
     Telephone & utilities ...............          3,494             791           4,900           1,956          66,685
     Travel ..............................              0           9,574               0           9,782          74,288
     Research & development costs ........              0               0               0               0       1,086,783
     Other expenses ......................           (151)          3,778           6,662          16,120          49,588
                                             ------------    ------------    ------------    ------------    ------------
     TOTAL OPERATING EXPENSES ............        335,942         423,165       1,047,405       1,593,611       6,247,222
                                             ------------    ------------    ------------    ------------    ------------
         OPERATING LOSS ..................       (335,942)       (423,165)     (1,047,405)     (1,593,611)     (6,247,222)
                                             ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Settlement of litigation - release of
         appeals bond ....................              0               0               0               0         388,890
     Settlement of litigation ............              0               0          70,253               0          70,253
     Loss from investments ...............              0               0            (258)              0          (5,623)
     Loss from flood .....................              0               0               0               0        (274,694)
                                             ------------    ------------    ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE) ........              0               0          69,995               0         178,826
                                             ------------    ------------    ------------    ------------    ------------
         LOSS BEFORE INCOME TAXES ........       (335,942)       (423,165)       (977,410)     (1,593,611)     (6,068,396)
INCOME TAX EXPENSE (BENEFIT) .............              0               0               0               0               0
                                             ------------    ------------    ------------    ------------    ------------
         NET LOSS ........................   $   (335,942)   $   (423,165)   $   (977,410)   $ (1,593,611)   $ (6,068,396)
                                             ============    ============    ============    ============    ============
NET LOSS PER SHARE .......................          (0.02)          (0.03)          (0.07)          (0.11)
                                             ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING ..................     14,765,148      14,761,948      14,765,148      14,761,948
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



                                                  COMMON STOCK AND CAPITAL
                                                   IN EXCESS OF PAR VALUE
                                               ----------------------------       DEFICIT
                                                 SHARES           AMOUNT         ACCUMULATED         TOTAL
                                               -----------      -----------      -----------       -----------
BALANCES AT JANUARY 1, 1996 .............           50,000      $     5,800      $   (98,832)      $   (93,032)
     Stock Split (116 to 1) .............        5,750,000                0                0                 0
     Issuance of common shares
        regarding acquisition of assets
        from Americare Transtech, Inc.,
        acquisition of subsidiary
        Americare Biologicals, Inc.,
        and regarding pretrading
        private placements ..............        6,541,800        1,266,058                0         1,266,058
     Issuance of common shares
        regarding merger with
        Environmental Digital
        Systems, Inc. ...................          370,370                0                0                 0
     Net Loss ...........................                0                0         (637,663)         (637,663)
                                               -----------      -----------      -----------       -----------
BALANCES AT DECEMBER 31, 1996 ...........       12,712,170        1,271,858         (736,495)          535,363
     Issuance of common shares
        for services rendered ...........            5,000           16,250                0            16,250
        (based on value of services)
     Net Loss ...........................                0                0         (498,157)         (498,157)
                                               -----------      -----------      -----------       -----------
BALANCES AT DECEMBER 31, 1997 ...........       12,717,170        1,288,108       (1,234,652)           53,456
     Issuance of common shares to acquire
        25% interest in Americare
        Diagnostics, Inc. and Americare
        International Diagnostics, Inc. .        2,000,000            2,000                0             2,000
        (based on book value of
         affiliated companies)
     Net Loss ...........................                0                0         (502,907)         (502,907)
                                               -----------      -----------      -----------       -----------
BALANCES AT DECEMBER 31, 1998 ...........       14,717,170        1,290,108       (1,737,559)         (447,451)
     Issuance of common shares
        for private placement and
        services rendered ...............           44,778           77,539                0            77,539
        (based on value of services)
     Net Loss ...........................                0                0       (1,759,594)       (1,759,594)
                                               -----------      -----------      -----------       -----------
BALANCES AT DECEMBER 31, 1999 ...........       14,761,948        1,367,647       (3,497,153)       (2,129,506)
     Issuance of common shares
        for director fees (based ........            3,200            2,336            2,336
        on trading activity at
        time of issuance)
     Net Loss ...........................                0                0       (1,593,833)       (1,593,833)
                                               -----------      -----------      -----------       -----------
BALANCES AT DECEMBER 31, 2000 ...........       14,765,148        1,369,983       (5,090,986)       (3,721,003)
     Net Loss ...........................                0                0         (977,410)         (977,410)
                                               -----------      -----------      -----------       -----------
BALANCES AT SEPTEMBER 30, 2001 ..........       14,765,148      $ 1,369,983      $(6,068,396)      $(4,698,413)
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

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                             -----------------------------    ------------------------------
                                             SEPTEMBER, 30  SEPTEMBER, 30    SEPTEMBER, 30    SEPTEMBER, 30     INCEPTION
                                                 2001            2000            2001              2000           TO 2001
                                             -------------  -------------    -------------    -------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................      $(335,942)      $(423,165)      $(977,410)      $(1,593,611)      $(6,068,396)
    Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
      Depreciation and amortization
         expense .......................         10,772          10,772          32,316            32,316           356,823
      Undepreciated cost of equipment
         destroyed in flood ............              0               0               0                 0           274,694
      Changes in assets and liabilities:
         Increase/(decrease) in cash
            overdrafts .................         (6,642)            530          (1,250)             (160)                0
         Accounts payable ..............          6,561          23,136         (19,125)           26,267            42,828
         Accrued officer's compensation          52,000          52,000         156,000           156,000         1,092,000
         Accrued interest ..............        123,987          91,122         358,805           743,472         1,193,401
         Accrued expenses ..............         63,508          68,607         189,402           212,161         1,455,562
                                              ---------       ---------       ---------       -----------       -----------
    Net cash used in operating
         activities ....................        (85,756)       (176,998)       (261,262)         (423,555)       (1,653,088)
                                              ---------       ---------       ---------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Amounts loaned to related entities .              0               0               0               147          (147,646)
    Collections of loans receivable ....              0               0               0               200           117,165
    Purchase of investment .............              0               0               0                 0            (6,000)
    Loss from investment ...............              0               0             258               258             5,623
    Purchase of property and equipment .         (1,300)              0          (1,300)           (1,102)         (740,248)
    Payment for patents ................              0               0               0                 0          (150,793)
                                              ---------       ---------       ---------       -----------       -----------
    Net cash provided by (used in)
      investing activities .............         (1,300)              0          (1,042)             (497)         (921,899)
                                              ---------       ---------       ---------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash repaid on stockholder loan ....        (30,000)           (335)        (30,000)           (5,862)          (30,000)
    Proceeds from stockholder loan .....         69,951          18,880          99,373           229,359           468,452
    Proceeds from loans payable-related
      parties ..........................         37,999         158,959         183,825           194,801           754,886
    Proceeds from other loan payable ...         10,000               0          10,000             6,260            22,260
    Loan repayments-related parties ....              0            (506)              0              (506)           (9,700)
    Proceeds from common stock .........              0               0               0                 0         1,369,983
                                              ---------       ---------       ---------       -----------       -----------
    Net cash provided by financing
      activities .......................         87,950         176,998         263,198           424,052         2,575,881
                                              ---------       ---------       ---------       -----------       -----------
NET INCREASE (DECREASE) IN CASH ........            894               0             894                 0               894
CASH AND EQUIVALENTS, BEGINNING ........              0               0               0                 0                 0
                                              ---------       ---------       ---------       -----------       -----------
CASH AND EQUIVALENTS, ENDING ...........      $     894       $       0       $     894       $         0       $       894
                                              =========       =========       =========       ===========       ===========

                             See accompanying notes

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The Company has had no revenues from operations since inception. Our only income has been from litigation settlements and collections of judgments.

As of September 30, 2001, the Company's current liabilities exceeded current assets by $4,958,195. This fact, and the need for additional financing, creates an uncertainty about the Company's ability to continue as a going concern. The Company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan, the continued financial support of Dr. D'Angelo, his family, and related entities, and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

There have been no significant research and development expenditures since 1999, except for minimal research by Dr. D'Angelo that he financed with his personal funds. The primary reason that there have been no Company research and development expenses for the past few years is that there have not been sufficient funds available to finance both the litigation in which the Company has been involved and research and development. Management's focus during this period has been on protecting the Company's intellectual property.

Operating expenses decreased from $423,165 to $335,942 for the three months ended September 30, 2000 and 2001, respectively, due primarily to the reduction of costs in connection with litigation which is in the process of being settled. All of the Company's activities for the three months ended September 30, 2000 and 2001 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities. Interest expense of $123,987 relating to those and previous loans from related parties and accrued expenses due to related parties accrued for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had no cash reserves, and total assets were $260,676. In addition, our total current liabilities as of September 30, 2001, were $4,959,089. This debt includes the demand notes totaling $2,600,000 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans and essentially all accrued expenses, totalling $3,700,600, as reflected in the balance sheet as of September 30, 2001. Payment of the notes can be demanded at any time at the discretion of the holder.

The Company has not been profitable, and has had negative cash flow from operations in part due to substantial expenditures for litigation to protect its intellectual property and proprietary technology. For the past several years, this litigation has taken up the vast majority of management's time and energy.

Management's plan for the future is to focus on raising funds and obtaining orders for the Company's Saliva HIV Test so that adequate management, technical, and other personnel can be hired, and laboratory equipment and supplies purchased for the Company to perform remaining research and development on its products. Such funds would also enable the Company to pursue FDA approval of its products and expand marketing efforts. These activities will require tens of millions of dollars.

                                     Part II

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

An Amended Registration Statement on Form 10-SB under Section 12(g) of the Securities and Exchange Act of 1934 was filed on ____________.

Item 2:  Changes in Securities:

                  None

Item 3:  Defaults Upon Senior Securities:

                  None

Item 4:  Submission of Matters to a Vote of Security Holders

                  None

Item 5:  Other Information:

                  None

Item 6:  Exhibits & Reports:

                  See documents related to the Registration Statement Form 10-SB which was filed on ___________. The Form 10-SB was filed incorrectly under Section 12(b) of the Exchange Act. We are in the process of filing the correct Form pursuant to Section 12(g) of the Exchange Act.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 26, 2001                             /s/ Dr. Joseph P. D'Angelo
                                                     --------------------------
                                                     Dr. Joseph P. D'Angelo
                                                     President