Form 10KSB
period 2001-12-31
AMERICARE HEALTH SCAN INC
filed 2002-04-10
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-29062

                           AMERICARE HEALTH SCAN, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                             65-0714523
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

20 Northwest 181st Street, Miami, Florida                         33169
 (Address of principal executive offices)                       (Zip Code)

                                 (305) 770-1141
                           (Issuer's Telephone Number)

                                 (305) 651-0690
                           (Issuer's Facsimile Number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.

Title of Each Class                              Name of Each Exchange On Which
   Common Stock                                             Registered
  .001 Par Value                                               N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.
                                 TITLE OF CLASS

                                  COMMON STOCK

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

Americare Health Scan, Inc. is a development stage company that was incorporated under the laws of the State of Florida on February 3, 1994. On December 31, 1996, Americare Health Scan, Inc. completed a merger with Environmental Digital Systems, Inc. ("EDS"), a Delaware corporation. Ninety-seven percent (97%) of the issued and outstanding shares of the surviving corporation went to the shareholders of Americare Health Scan, Inc., and the merged entity took the name Americare Health Scan, Inc.

The Company previously owned 25% of the issued and outstanding shares of Americare Diagnostics, Inc. and Americare International Diagnostics Inc. On February 28, 2002, at the annual meeting of Americare Health Scan, Inc., Americare Technologies, Inc., Americare International Diagnostics, Inc., and Americare Diagnostics, Inc. the shareholders of said companies overwhelmingly voted that Americare Technologies, Inc., Americare International Diagnostics, Inc., and Americare Diagnostics, Inc. be merged into Americare Health Scan, Inc. The merger shall be completed upon the filing of articles of merger. As a result of the merger of the aforementioned companies, Americare Health Scan, Inc. now controls over thirteen patents and other technologies. Dr. Joseph P. D'Angelo, his family, and affiliated entities control the Company, and Dr. D'Angelo is the President of the Company and its affiliates.

Unless the context otherwise requires, the term "Company," as used herein, refers to Americare Health Scan, Inc., Americare Biologicals, Inc., Americare Diagnostics, Inc., Americare International Diagnostics, Inc., and Americare Technologies, Inc. Americare Biologicals, Inc. was incorporated under the laws of the state of Florida on September 9, 1992. Americare Diagnostics, Inc. was incorporated under the laws of the state of Florida on February 19, 1996. Americare Technologies, Inc. was incorporated under the laws of the state of Florida on February 19, 1996. Americare International Diagnostics was incorporated under the laws of the state of Florida on June 10, 1996.

FORWARD LOOKING STATEMENTS INFORMATION

Information in this Form 10-KSB, including any information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Statements regarding development and FDA clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, the resolution of pending litigation, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of the Company's products and foreign regulatory clearance of the Company's products; delays in product development; risks associated with the Company's ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute its business plans; engineering development; lead time for delivery of equipment; the Company's dependence on outside parties such as its key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for the Company's products); the limited experience of the Company in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; the Company's limited cash reserves and sources of liquidity; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with the Company's ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in the Company's other press releases and in its other filings with the Securities and Exchange Commission. The Company may determine to discontinue or delay the development of any or all of its products under development at any time. Moreover, the Company may not be able to successfully develop and market new products, enter into strategic alliances or implement any or all of its operating strategy unless it is able to generate additional liquidity and working capital.

THE COMPANY'S PRODUCTS

The Company is engaged in the development and marketing of diagnostic products for point-of-care testing. The Company, by virtue of its employment, assignment and license agreements with Dr. D'Angelo, former employees, and the above-mentioned subsidiary, affiliate and related entities, owns and/or has rights to technology embodied in 13 issued patents.

         ANA-SAL(R) SALIVA COLLECTOR - The Company's Saliva Collector Device is designed for the collection, recovery, dispensing, and on the spot testing of saliva samples.

The device consists of a recovery container in the shape of a small plastic test tube, which embodies a tubular member having an open end and a closed end, and includes an absorbent element comprised of a polymer foam that absorbs a sample in sufficient quantity to permit analysis and testing without elaborate sample preparation or laboratory equipment. One design allows for the application of pressure to the flexible tube to squeeze the fluid into a reservoir so that it may be collected for analysis. The volume of saliva collected by the absorbent element is a function of both the size of the element and the amount of time the element is kept in the mouth during sample collection.

The Company's saliva collector is designed to replace more traditional and intrusive sample collection methodologies such as drawing blood by venous puncture or finger prick. Because of the metabolic constituents of saliva, our saliva collector can be used with a number of diagnostic tests, including analysis for HIV, hepatitis, peptic ulcers, and drugs of abuse.

A patent for the saliva collector was issued to the Company on June 8, 1999--Patent No. 5,910,122.

         ANA-SAL(R) HIV SALIVA TEST - Rapid, accurate and early diagnosis of HIV infection is essential to prevent the spread of the disease, and to commence treatment. The Company is attempting to introduce into the international market its third generation Ana-Sal(R) Saliva HIV-1/HIV-2 and Subtype "O" Test. The saliva collection and analysis procedures take approximately 10 to 20 minutes. Efforts are currently underway to market and sell this test for professional use only in countries outside the United States.

         ANA-SAL(R) PEPTIC ULCER TEST - Peptic Ulcer Disease, a condition characterized by chronic inflammation and painful sores in the stomach or small intestine, affects approximately 35% of the adult population of the United States, and hundreds of millions of people worldwide. Present testing methods include endoscopy with stomach biopsy (an invasive surgical procedure requiring removal of stomach tissue), culture, and blood testing. Breath tests require the patient to drink radioactive materials in some instances. These testing methods are costly and time-consuming, and some are invasive and uncomfortable.

Upon completion of the merger with Americare International Diagnostics, Inc., the Company shall own the first non-invasive, rapid, non-radioactive technology for the direct detection of the disease process known as Active Helicobacter Pylori ("H-Pylori") for patients with Peptic Ulcer diseases. The Ana-Sal(R) Saliva Test for H. Pylori is simple, provides a cost-effective means for direct sampling, and requires only a 30 second procedure for the detection of active H. Pylori infection.

It is estimated that almost 10 million Americans are diagnosed each year with Peptic Ulcers.

The Company has a pending United States patent application relating to this technology.

         BLOOD GLUCOSE TEST - Upon completion of the merger with Americare Diagnostics, Inc., the Company shall own and is developing and obtaining patents on a noninvasive method for testing analytes, including blood glucose levels. Our noninvasive method of testing involves the use of a patch and reflectance meter. The technology of the invention consists of a formulation comprising a multi-phasic fluid composition. The device initially obtains a biological fluid sample by extraction of interstitial fluid through the skin, and thereafter channels such fluid along a pathway within the device so as to make it available for analysis by contact with an analyte sensitive medium. The analyte sensitive element will typically contain a membrane that is sensitive to the presence of glucose or any other analyte. Upon interaction of the fluid and the chemical within the membrane, a physical and demonstrative change occurs in the membrane, which is quantitatively determined through the use of a reflective testing devise, also developed by the company, to give a quantitative glucose value.

Two issued United States patents currently cover this technology.

         TRANSDERMAL DRUG DELIVERY TECHNOLOGY - Upon completion of the merger with Americare Technologies, Inc., the Company shall own and is developing transdermal drug delivery systems for high molecular weight drugs. Transdermal drug delivery systems move a drug from the surface of skin through the skin and into the bloodstream, typically via an adhesive bandage-like device. Such systems provide a safe and reliable alternative for the delivery of many drugs. The unique aspect of the Company's transdermal patch delivery system is the ability to deliver larger molecules (high molecular weight drugs). The existing technologies can only transdermally deliver drugs of relatively small molecular size. The Company believes that its technology will permit transdermal delivery of drugs of a much greater molecular weight, which would result in many more drugs being able to be administered transdermally. For example, we believe that our technology will permit the transdermal administration of insulin to treat patients suffering from diabetes and then the administration of Calcitonin for the treatment of patients suffering from osteoperisis.

The Company believes that its development of this technology will give it a competitive advantage over competing technologies because it provides the ability to customize the transdermal delivery systems specifically for the drug to be delivered and the intended clinical indication, and allows for multiple dosages or multiple drugs upon command and demand of pharmacuticals to be administered without having to change patches.

Four United States patents have been issued that cover the active and passive transdermal delivery technology developed by the Company.

None of the above-listed technologies or products has been approved for sale in the United States by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside the United States. The completion of research and development that would be necessary to turn the Company's technologies into working prototypes and viable products will require tens of millions of dollars. The Company does not currently have the funds to undertake any research and development efforts with regard to its technologies, and there is no assurance that the Company will ever be able to obtain such funding.

THE MARKET

Although saliva diagnostic testing is in its infancy, the broader diagnostic test market is highly competitive. As a result, it will be difficult for saliva diagnostic tests to take market share from serum and urine diagnostic tests.

Similarly, the markets for the other technologies discussed in this Annual Report are highly competitive, and are characterized by high barriers to entry.

Management believes that the market for the ANA-SAL saliva based tests have a significant growth potential. The Company estimates that laboratory diagnostics alone represent $17 billion in annual sales worldwide. Demand for point of care and field diagnostics, especially at border crossing points between countries, is also increasing. Management believes that a saliva-based noninvasive method of testing will expand this opportunity significantly.

GOVERNMENT REGULATION

Under the Federal Drug and Cosmetics Act, the FDA regulates almost all aspects of development, marketing and sale of medical diagnostic devices in the United States. Since we do not currently have the required funds to commence and complete the FDA approval process for any of our products, we plan to assemble and/or manufacture our HIV Saliva Test through subcontractors outside the United States. Such tests will be sold outside the United States for professional use only. If and when we obtain adequate funding, we will consider applying for FDA approval of our products.

FOREIGN REGULATION

Agencies similar to the FDA regulate medical devices in some foreign countries, whereas other countries allow unregulated marketing of such devices. The Company's products will be required to meet the regulations, if any, of the foreign countries in which they are marketed.

MANUFACTURING

The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. However, certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components. The Company does not currently manufacture, or have the capability to manufacture, any of the products discussed in this Annual Report.

When the Company does manufacture any of its products, it will be required to conform to the FDA's "Good Manufacturing Practices" regulations ("GMP"), International Standard Organization ("ISO") rules, and various other statutory and regulatory requirements applicable to the manufacture and sale of medical devices. At this time, the Company has not applied for or received approval from the FDA to manufacture its products at its facilities. The Company believes that with appropriate upgrades and modifications its facilities and procedures will be in compliance with these requirements, and the Company will be permitted to begin manufacturing. In 1997, the Company was directed by the FDA to cease its manufacturing at company facilities until such time as the quality control procedures were brought into compliance. The Company currently does not manufacture any products at its facilities.

COMPETITION

The markets in which our products participate or will participate are highly competitive. The Company is aware of certain other entities, specialized biotechnology firms, as well as universities and other research institutions, which have patented, developed, or are developing technologies and products that are competitive with the Company's products and technologies. These entities, most of which are established, have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its actual and proposed products will increase as the potential benefits of the Company's technologies become more widely recognized.

PATENTS AND PROPRIETARY RIGHTS

There is no assurance that any pending patent application will result in a patent being issued, or that any patent obtained will be effective in excluding all others from using our technology. Our failure to obtain patent protection, or illegal use by others of any patents we may obtain, may have an adverse effect on our business, financial condition and operating results. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

The Costs of prosecuting or defending patent infringement claims are significant. There is no assurance that patent infringement claims will not be asserted or prosecuted against us. Even if we obtain patent protection for our products, the validity of any patents may be challenged. Any such claims, with or without merit, could be time-consuming and costly to defend, and could divert management's attention and focus.

The Company directly or through one of its affiliates owns or has rights to the following patents:

1. Patent No. 5,404,614, A Selectable Dosage Transdermal Drug Delivery System, issued April 11, 1993, and currently owned by Americare Technologies, Inc.;

2. Patent No. 5,443,080 Integrated System for Biological Fluid Constituent analysis, issued December 22, 1993, and currently owned by Americare Diagnostics, Inc.;

3. Patent No. 5,336,213, A Selectable Dosage Transdermal Delivery System, issued August 9, 1994, and currently owned by Americare Technologies, Inc.;

4. Patent No. 5,462,064 Integrated system for Biological Fluid Constituent Analysis, issued October 31, 1995, and currently owned by Americare Diagnostics, Inc.;

5. Patent No. 5,505,957, A Selectable Dosage Transdermal Delivery system, issued April 9, 1996, and currently owned by Americare Technologies, Inc.;

6. Patent No. 5,614,212, A Method of Transdermally Administering High Molecular Weight Drugs with a Polymer Skin Enhancer, issued March 25, 1997, and currently owned by Americare Technologies, Inc.;

7. Patent No. 5,756,117, A Multidose Transdermal Drug Delivery System,issued May 26, 1998, and Assigned to and now owned by Americare Health Scan, Inc.;

8. Patent No. 5,910,122, Saliva Collector with Aspirating Pipette, issued June 8, 1999, and currently owned by Americare Health Scan, Inc.

9. Patent No. 5,932,240, A Multidose Transdermal Drug Delivery System, issued August 3, 1999, and now owned by Dr. D'Angelo;

10. Patent No. 5,989,840, Estimation of active infection by Helicobacter Pylori, issued November 11, 1999, and currently owned by Americare International Diagnostics, Inc.; and

11. Patent 2,185,555, issued December 14, 1999, Integrated Systems for Biological Fluid Constituent Analysis, currently owned by Americare Health Scan, Inc.

12. Patent No. 6,024,975, Method for Transdermally Administering High Molecular Weight Drugs with a Polymer Skin Enhancer, issued February 15, 2000.

13. Patent PCT\US95\05889, Saliva Collector, currently contested before the Board of Patent Appeals and Interference.

EMPLOYEES AND DISTRIBUTORS

The Company currently has four full-time employees and two full-time consultants. For the past several years, the efforts of these employees and consultants have been focused on handling the Company's legal affairs, including the various pieces of litigation in which the Company and its President have been involved as both a Plaintiff and Defendant. The Company is not subject to any collective bargaining agreement, and believes that its relationships with its employees are good. The officers of the Company are as follows: Joseph P. D'Angelo, President and Chief Executive Officer; Dr. Horace Seidel, Secretary; Dr. Bruce Greenberg, Treasurer; and Abraham Schaefer, Vice President.

FACTORS AFFECTING OPERATING RESULTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company intends that such forward-looking statements be subject to safe harbors created thereby. Wherever possible, we have identified these forward-looking statements by words such as "plans," "believes," "anticipates," "expects" or "intends" and similar language.

All forward-looking statements included in this document are based on information available to us on the date of this document, and the Company assumes no obligation to update any such forward-looking statements. Our actual results may differ materially as a result of certain factors, including those set forth hereafter and elsewhere in this Annual Report. Potential investors should consider carefully the following factors, as well as the more detailed information contained elsewhere in this Annual Report, before making a decision to invest in the common stock of the Company.

RISK FACTORS

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of our performance, or to make a decision regarding an investment in shares of our common stock. The Company has incurred a net loss for the year ended December 31, 2001 of $1,227,107 and for the year ended December 31, 2000 of $1,123,574. The Company has accumulated shareholders' deficits of $4,948,110 through December 31, 2001 and $3,721,003 through December 31, 2000. The Company's cash and equivalents balance at December 31, 2001 was $33,419 and $0 at December 31, 2000. Our use of cash in operations was $342,138 for the year ended December 31,2001 and $253,808 for the year ended December 31, 2000.

for the year ended December 31, 2000, and ($410,066) for the six months ended June 30, 2001.

We do not know if our products and processes will achieve significant levels of marketing acceptance. Our business is subject to all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, delays in product development, uncertain market acceptance, and the absence of any operating history. Therefore, there is no assurance that our business or products will be successful, or that we will be able to achieve or maintain profitable operations. We may encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

The Company will be required to make huge investments in research and development, and spend additional money to maintain and expand its marketing efforts. We may seek equity financing to provide the necessary capital for these efforts. We cannot be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, complete development of new products, or penetrate existing markets at the rate desired, and our operating results may be adversely affected. Equity financing could result in additional dilution to existing shareholders.

MARKET RISKS OF A NEW BUSINESS

We have formulated our business strategies based on certain assumptions regarding the marketability of our products and processes to potential customers. Any future success of the Company may depend upon several factors including changes in governmental regulation, increased levels of competition within the technology fields we are attempting to penetrate, changes in general economic conditions, and increases in operating costs.

RELIANCE ON LIMITED NUMBER OF PRODUCTS

All of our products are based on applications in the medical diagnostic testing device industry. Although the applications vary from product to product, a decline in market demand for medical diagnostic testing devices could have a significant adverse impact on the Company. The Company currently has only one marketable medical diagnostic test, the HIV Saliva Test, which currently cannot be sold in the United States.

DEPENDENCE ON MARKETING EFFORTS

We are dependent on our ability to market our products. We must increase the level of awareness of our products by devoting substantial management and financial resources to our marketing efforts, and we do not know if these efforts will be successful.

DEPENDENCE ON KEY EMPLOYEES

We believe that our success will depend to a significant extent upon the efforts and abilities of Dr. D'Angelo, the Company's President. The loss of the services of Dr. D'Angelo would have a material adverse effect on our business, financial condition, and results of operations. In addition, our future success will depend on our ability to attract and retain qualified technical and management personnel. The Company does not have written employment agreements with any of its employees or officers.

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights for our products and technology. As a result of the recent merger, we have 13 issued U.S. patents. The process of prosecuting and obtaining a patent is long and expensive, and we cannot be sure that we will be able to prosecute pending and future patent applications to the point where patents are issued, that we will be able to protect our technology, or that the competition will not be able to develop similar technology. There are currently no pending or threatened claims or lawsuits against the Company for patent infringement. Although we do not believe that we have infringed on any patented technology, any successful infringement claim would materially and adversely affect our business, financial condition, and results of operations.

In the past, and likely in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others, and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of effort, which could have a material adverse effect on our financial condition and operating results. Adverse determinations in any litigation could result in the Company's loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from marketing our products, any of which could have a material adverse effect on our financial condition and results of operations. We do not know if any license under a third party's intellectual property rights will be available to us on reasonable terms, if at all.

POSSIBLE VOLATILITY OF STOCK PRICE

The Company's common stock is traded on the Over the Counter Bulletin Board. Selling the Company's common stock may be difficult because of low or non-existent volume (small quantities of shares are bought and sold), and security analyst and news media coverage of the Company is almost non-existent. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares. We believe that factors such as announcements of developments related to our business, fluctuations in our quarterly or annual operating results, failure to meet securities analyst expectations, general conditions in the marketplace and the worldwide economy, announcements of technological innovations or enhancements by us or our competitors, developments in patents or other intellectual property rights, and developments in our relationships with clients and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. In recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These fluctuations could adversely affect the market price of the Company's common stock.

AUDITOR'S CONCERNS

The report issued by the independent certified public accountants that audited the financial statements of the Company at December 31, 2001, includes a paragraph that raises doubts as to our ability to continue in business. The financial statements as of that date do not include any adjustments that would be needed if we went out of business.

INSURANCE

The Company currently has no Product Liability Insurance. We intend to obtain product liability coverage before we begin to sell any of our products in large quantities, but there is no assurance that we will be able to obtain such liability insurance on acceptable terms. If we are unable to obtain this insurance, we would be exposed to significant losses in the event someone is injured due to one of our products.

The Company currently does not maintain key-man life insurance on any of its employees. Nor does the Company maintain liability insurance for directors, officers, or employees.

COMPETITION

The markets in which we are seeking to compete are very competitive. We are aware of other companies, universities, and research institutions that have patented, developed, or are developing products that are or may be competitive with our existing or planned products. These potential competitors are better established and have greater resources than we do.

CONTROL BY MANAGEMENT

Dr. D'Angelo, his family, and affiliated entities currently own 76.1% of the Company's issued and outstanding shares. Dr. D'Angelo, his family, and affiliated entities also currently hold promissory notes from the Company and its subsidiary that are secured by the Company's assets. These notes are payable upon demand.

SOCIAL, POLITICAL, AND ECONOMIC RISKS ASSOCIATED WITH FOREIGN AND INTERNATIONAL TRADE

Currently, the Company's plan is to market and sell its products outside the United States. Social, political and economic conditions inherent in foreign operations and international trade may change, including changes in the laws and policies that govern foreign investment and international trade. To a lesser extent social, political and economic conditions may cause changes in U.S. laws and regulations relating to foreign investment and trade. Social, political or economic changes could, among other things, make it more difficult or more expensive for us to sell our products in foreign countries. Accordingly, there is no assurance that changes in social, political or economic conditions will not have a substantial adverse effect on our business.

NO DIVIDENDS ANTICIPATED

The Company intends to retain any future earnings to fund the operation and expansion of its business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has available approximately 20,805 square feet of finished office, laboratory and warehouse space in Miami, Florida. The current annual rent is $221,573. The Company has not executed a lease with Universal Realty and Development Company, a division of Daycon Investors Associates, Inc., and a related entity owned by Dr. D'Angelo, his family, and affiliated entities. The Company is accruing rent payments at this time.

The Company owns 4,000,000 shares of Interventional Research Technologies, Inc., a corporation that was involved in developing patents. These shares are recorded in the Company's financial statements as other assets, and were valued at their original cost of $4,000. During 2000, this investment was written down to zero.

Property and equipment, including fixed assets specifically identified as office equipment, medical equipment, automobiles, and leasehold improvements, less accumulated depreciation, were listed at a net book value of $113,507 as of December 31, 2001($152,701 as of December 31, 2000). Depreciation expense for 2001 was $34,303 and for 2000 was $34,324.

See "PATENTS AND PROPRIETARY RIGHTS" section above.

         Flood Loss

On November 26, 1999, subsequent to the installation of coffee making equipment, there was a leak that resulted in a flood at the Company's premises. The flood destroyed lab equipment with a cost of $439,511, and accumulated depreciation of $164,817. The insurance company that provided the building with liability coverage went out of business, and the damage caused by the flood has not been repaired or reimbursed to date. The Company has filed legal actions against both the insurance underwriter and the installer of the coffee equipment.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in several pieces of litigation, which are set forth below.

In 1995, Americare Biologicals, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc. (the "Plaintiffs") filed suit in Florida state court (Broward County) against Technical Chemicals and Products, Inc. ("TCPI") and its then chairman Jack Aronowitz, Simplex Medical Systems, Inc. ("Simplex") and its then officers Henry B. Schur and Nicholas Levandoski, and Analyte Diagnostics, Inc. ("Analyte"), claiming misappropriation of trade secrets and interference with business relationships relating to the Company's proprietary Saliva Collection System and HIV Saliva Test. On January 25, 1999, judgment was entered in favor of Plaintiffs against Schur, Levandoski, TCPI, Aronowitz, Simplex and Analyte. On appeal, $4.3 Million of the $4.8 Million in damages awarded against Schur, Levandoski, Aronowitz and TCPI was affirmed. Only the $500,000 judgment against Aronowitz was reversed. In December 2000, the appeal bond that had been posted by TCPI was ordered paid, and Americare Biologicals, Inc. received $388,890. Nicholas Levandoski, against whom Americare Biologicals, Inc. and Americare Transtech, Inc. had judgments totaling $1,000,000, filed for Chapter 7 Bankruptcy protection in 2000. The Plaintiffs are currently attempting to collect the $3,000,000 judgment against Schur. Of the $3 million judgment against Schur, $1 million each was awarded to Americare Biologicals, Inc, Americare Transtech, Inc, and Dr. D'Angelo. Mr. Schur and Mr. Levandoski are currently incarcerated making collection difficult.

In 1997, Americare Diagnostics, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc., (the "Plaintiffs") filed suit in federal court (Southern District of Florida) against TCPI and its then chairman Jack Aronowitz, and Simplex and its then officers Henry B. Schur and Nicholas Levandoski, claiming patent infringement and misappropriation of trade secrets relating to the Company's patented biological fluids constituent analysis system. A confidential settlement agreement was reached with TCPI on February 3, 2001, which resolved all litigation between TCPI and the Plaintiffs. TCPI, which filed a voluntary Chapter 11 bankruptcy petition on July 3, 2001, which has been converted to a Chapter 7 Bankruptcy, still owes approximately $38,700 under the settlement agreement. The Company settled with Simplex on June 26, 2001. The company has filed its proof of claim and is a creditor in the bankruptcy proceedings. It is closely monitoring the bankruptcy proceedings.

In 1997, Henry B. Schur filed suit against Dr. D'Angelo, Americare Transtech, Inc., Americare Health Scan, Inc., Americare Biologicals, Inc., International Medical Associates, Inc., and Americare Diagnostics, Inc. asserting claims relating to the alleged tape recording and use of a conversation Schur had with Dr. D'Angelo on the street in which Mr. Shur allegedly admitted to lying in his previous lawsuit. Currently the case is not moving forward due to the incarceration of Mr. Shur.

TCPI and Aronowitz, in 1999, filed action in federal court (Southern District of Florida) against the Company, Joseph P. D'Angelo, and Creative Connections, Inc., claiming that Plaintiffs had engaged in false advertising in violation of the Lanham Act, and common law defamation. On August 2, 2001, Mr. Aronowitz's filed a voluntary dismissal without prejudice of his Lanham Act and defamation claims and the company is in the process of determining whether to seek attorney's fees and costs from Aronowitz.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation suit in Florida state court against TCPI, Jack Aronowitz and Robert Zelinka. Plaintiffs settled with TCPI in February 2001. On July 27, 2001, Plaintiffs entered into a confidential settlement with Zelinka. The Court granted the Companies Motion to Strike and Enter Default against Mr. Aronowitz and a hearing on the issue of damages is set for April 24, 2002.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation lawsuit in Florida state court against Warren Vitale. The Plaintiff is currently conducting discovery and hopes to have its Motion for Summary Judgment heard after further discovery is taken.

In November 1999, the building in which the Company is a tenant sustained substantial damage as a result of water leakage from a coffee machine that had been installed and maintained by Perfect Choice Coffee, Inc. Some of the Company's equipment and work in process was damaged and/or destroyed. The landlord's insurance company went bankrupt and did not cover the losses. As a result, the Company, landlord, and related entities jointly filed two separate lawsuits against the underwriter (Jackson Agency, Inc.) and the coffee machine company (Perfect Choice Coffee, Inc.) seeking to recover their losses. Consolidated discovery is ongoing and this matter is currently not set for trial.

Henry B. Schur, a former employee of the Company, has filed an interference claim with the U.S. Patent and Trademark Office alleging that he, not Dr. D'Angelo, is the principal inventor of the Company's Saliva Collection System. In view of the January 1999 judgment that Schur misappropriated trade secrets relating to the Company's Saliva Collection System, and Schur's assignment of all rights, title or interest in the Saliva Collection System to Americare Transtech, Inc., the Company believes that its exclusive ownership of the technology has been established.

In the normal course of business, the Company is involved in various disputes, claims and/or litigation. Given the current financial condition of the Company, the resolution of any of the above-discussed matters against the Company by judgment or the award of attorney's fees and costs could have a material adverse impact on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2002, the Company submitted to its security holders to vote on the merger of Americare Diagnostics, Inc., Americare International Diagnostics, Inc., and Americare Biologicals, Inc. into AMIT. The security holders overwhelmingly approved the Plan of Merger and AMIT is currently in the process of finalizing the merger.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

MARKET INFORMATION

Currently the Company's equity is publicly traded in the Over the Counter Bulletin Board. The Company's common stock was previously on the pink sheets. There have been extended periods of no trading of the Company's stock since it began trading in the Pink Sheets and currently the Over the Counter Bulletin Board. During that same period, the share price has ranged from 58 cents to approximately $6. The current 52 week high is $3.95 and the 52 week low is 58 cents. Additional shares have been authorized for directors but not issued.

As of December 31, 2001, there were 509 shareholders of record of the Company's common stock. The Company has a total of 14,765,148 shares of common stock currently issued and outstanding, and 12,288,476 of those shares are restricted. As a result of the aforementioned merger, there will be approximately 900 shareholders of record of the Company's common stock, and approximately 18,765,148 outstanding shares of common stock currently issued and, of those shares approximately 16,148,476 are restricted.

DIVIDENDS

There have been no cash dividends declared on the Company's common stock since inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The Company's ultimate objective is to build a fully integrated research and development, manufacturing, marketing and distribution organization capable of providing the medical diagnostic and drug delivery markets with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, the Company has developed the following strategy:

         PROVIDE A BROAD RANGE OF PRODUCTS The Company believes that a diversified product base can increase potential business opportunities, provide a stream of new product introductions over time, and reduce the risks associated with reliance on a single product or technology:

         FOCUS ON LARGE MARKET OPPORTUNITIES The Company will concentrate its development efforts on large existing markets in which the Company believes there could be significant demand for its products; and

         ENTER INTO STRATEGIC ALLIANCES The Company intends to enter into strategic alliances with large medical diagnostic and pharmaceutical companies for the marketing of its medical diagnostic products. Because these companies have significantly greater financial, marketing and other resources than the Company, they would be able to market the Company's products through a broad range of distribution channels. The Company's strategy with respect to the development and commercialization of its transdermal drug delivery products is to enter into strategic alliances with third parties that can, in some cases, fund a portion of product development costs, participate in clinical testing, obtain regulatory approval, and market the products. In an effort to exercise control over the quality of its products and capture a larger portion of the revenues therefrom, the Company will seek to retain manufacturing rights to products developed under such strategic alliances.

Our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures, and business development for the next twelve months. At our current utilization rate of $30,000 per month, we will need $360,000 for the next fiscal year. The Company does not currently maintain any lines of credit, nor does it have any agreements in place for additional capital.

Since we do not currently have the required funds to commence and complete the FDA approval process, we plan to assemble and/or manufacture our HIV Saliva Test Kits outside the United States. If and when we obtain adequate funding, we will consider applying for FDA approval of our products.

The Company plans to sell its Saliva HIV Test into international markets primarily through independent distributors with knowledge of their local markets. The Company, through independent distributors, is currently seeking regulatory approval of, and the right to market, its Saliva HIV Test Kit in Brazil, Argentina, Paraguay, and Uruguay, and Venezuela. Principal international markets for our Saliva HIV Test include insurance testing, public health and laboratory testing.

Any orders received from the above-referenced countries for the Company's Saliva HIV Test will be accompanied by assignable, divisible, and irrevocable letters of credit confirmed by a major bank in the United States. The Company's plan is to fund necessary raw material, purchasing, and manufacturing costs through the assignment of portions of any such letters of credit to lenders or suppliers.

On October 15, 2001, the Company entered into a confidential agreement with an independent distributor located in Miami, Florida, pursuant to which the distributor was granted the right to market the Company's Saliva HIV Test Kits in Brazil, Argentina, Paraguay and Uruguay. Under the terms of this agreement, it is the distributor's responsibility to obtain all necessary regulatory approvals from relevant government entities, and the distributor will be paid a commission on sales of the Company's Saliva HIV Test in the relevant countries.

With respect to its other technologies, the Company is seeking to obtain equity financing so that it can complete research and development and pursue regulatory approvals in the United States and internationally.

ITEM 7. FINANCIAL STATEMENTS


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000
 and the Period From February 3, 1994 (Date of Inception) to December 31, 2001

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                              17



FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                      18


         CONSOLIDATED STATEMENTS OF OPERATIONS                            19


         CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY                                        20


         CONSOLIDATED STATEMENTS OF CASH FLOWS                            21


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    22-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Americare Health Scan, Inc.

We have audited the accompanying consolidated balance sheets of Americare Health Scan, Inc. and Subsidiary (a development stage company), a Florida corporation as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and from February 3, 1994 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americare Health Scan, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception and has a deficit accumulated during its development stage and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LONDON WITTE & COMPANY, P.A.
Certified Public Accountants
Fort Lauderdale, Florida

March 15, 2002

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           December, 31, 2001 and 2000


                                                                                December 31,          December 31,
                                                                                    2001                 2000
                                                                                ------------          ------------
                                                   ASSETS
CURRENT ASSETS
      Cash                                                                      $    33,419           $         0
                                                                                -----------           -----------

          TOTAL CURRENT ASSETS                                                       33,419                     0
                                                                                -----------           -----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                                         113,507               152,701
                                                                                -----------           -----------

OTHER ASSETS
      Investments                                                                       615                   636
      Patents, net of amortization                                                  129,251               137,868
                                                                                -----------           -----------

          TOTAL OTHER ASSETS                                                        129,866               138,504
                                                                                -----------           -----------

          TOTAL ASSETS                                                          $   276,792           $   291,205
                                                                                ===========           ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Cash overdraft                                                            $         0           $     1,250
      Accounts payable                                                               64,573                61,953
      Accrued officer's compensation                                              1,144,000               936,000
      Accrued expenses                                                            1,527,350             1,266,160
      Notes payable - stockholders                                                  431,127               369,079
      Notes payable - related parties                                               710,622               530,910
      Convertible notes payable                                                     147,260                12,260
      Accrued interest - stockholder & related parties                            1,198,749               834,596
      Accrued interest - other                                                        1,221                     0
                                                                                -----------           -----------

          TOTAL CURRENT LIABILITIES                                               5,224,902             4,012,208
                                                                                -----------           -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share;
          50,000,000 shares authorized; 14,765,148
          shares issued and outstanding in 2001 and 2000                             14,765                14,765
      Additional paid-in capital                                                  1,355,218             1,355,218
      Deficit accumulated during the development stage                           (6,318,093)           (5,090,986)
                                                                                -----------           -----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (4,948,110)           (3,721,003)
                                                                                -----------           -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   276,792           $   291,205
                                                                                ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000
 and the Period from February 3, 1994 (Date of Inception) to December 31, 2001


                                               December 31,           December 31,            INCEPTION
                                                  2001                    2000                 TO 2001
                                               ------------           ------------           ------------
SALES                                          $          0           $          0           $          0
                                               ------------           ------------           ------------
OPERATING EXPENSES:
     Advertising                                      3,465                  2,750                 13,071
     Bank fees                                        1,120                  1,905                  9,107
     Contract Labor                                  21,360                 25,839                 65,294
     Depreciation & amortization                     42,920                 42,792                124,231
     Dues & subscriptions                               215                    309                  3,911
     Insurance                                        8,448                  9,053                 26,205
     Interest expense                               365,374                364,486              1,200,492
     Legal & accounting                             153,117                279,073                780,447
     Licenses & taxes                                53,637                    510                 56,882
     Management fees                                 50,876                 47,916                333,757
     Meals & entertainment                              101                    419                  4,392
     Office expense                                   4,960                 10,160                 30,187
     Officer's compensation                         208,000                208,000              1,144,000
     Payroll taxes                                    8,645                 11,502                 25,582
     Professional fees                               10,839                 94,504                137,497
     Rent - dormant production areas                163,637                163,637                488,414
     Rent - office space                             38,340                 38,340                226,260
     Rent - warehouses                               35,657                 39,434                238,259
     Salaries                                       105,886                138,910                302,644
     Telephone & utilities                            5,608                  2,621                 67,393
     Travel                                           1,648                  9,159                 75,936
     Research and development costs                       0                      0              1,086,783
     Other expenses                                   7,369                 16,841                 50,295
                                               ------------           ------------           ------------

     TOTAL OPERATING EXPENSES                     1,291,222              1,508,160              6,491,039
                                               ------------           ------------           ------------

        OPERATING LOSS                           (1,291,222)            (1,508,160)            (6,491,039)

OTHER INCOME (EXPENSE)
     Litigation - settlement proceeds                70,253                388,890                459,143
     Loss from investments                              (21)                (4,304)                (5,386)
     Loss from flood                                      0                      0               (274,694)
     Loss on disposal of fixed asset                 (6,117)                     0                 (6,117)
                                               ------------           ------------           ------------
                                                     64,115                384,586                172,946

        LOSS BEFORE INCOME TAXES                 (1,227,107)            (1,123,574)            (6,318,093)

INCOME TAX EXPENSE (BENEFIT)                              0                      0                      0
                                               ------------           ------------           ------------

        NET LOSS                               $ (1,227,107)          $ (1,123,574)          $ (6,318,093)
                                               ============           ============           ============

NET LOSS PER SHARE                                    (0.08)                 (0.08)
                                               ============           ============


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:                                14,765,148             14,762,215
                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000
  and the Period from February 3, 1994 (Date of Inception) to December 31, 2001


                                                      Common Stock and Capital
                                                       in Excess of Par Value
                                                 -------------------------------           Deficit
                                                    Shares              Amount           Accumulated           Total
                                                 -----------         -----------         -----------         -----------
INCEPTION, FEBRUARY 3, 1994                           50,000         $     5,800         $        --         $     5,800
     Net Loss (Inception to
         December 31, 1995)                                                                  (98,832)            (98,832)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 1995                         50,000               5,800             (98,832)            (93,032)
     Stock Split (116 to 1)                        5,750,000                  --                  --                  --
     Issuance of common shares
         regarding acquisition of assets
         from Americare Transtech, Inc.,
         acquisition of subsidiary
         Americare Biologicals Inc., and
         regarding pretrading
         private placements                        6,541,800           1,266,058                  --           1,266,058
     Issuance of common shares
         regarding merger with Environ-
         mental Digital Systems, Inc.                370,370                  --                  --                  --
     Net Loss                                                                               (765,181)           (765,181)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 1996                     12,712,170           1,271,858            (864,013)            407,845
     Issuance of common shares
         for services rendered                         5,000              16,250                  --              16,250
         (based on value of services)
     Net Loss                                                                               (785,509)           (785,509)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 1997                     12,717,170           1,288,108          (1,649,522)           (361,414)
     Issuance of common shares
         to acquire 25% interest in
         Americare Diagnostics, Inc.
         and Americare International
         Diagnostics, Inc.                         2,000,000               2,000                  --               2,000
         (based on book value of
         affiliated companies)
     Net Loss                                                                               (846,859)           (846,859)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 1998                     14,717,170           1,290,108          (2,496,381)         (1,206,273)
     Issuance of common shares for
         for private placement                        30,000              50,000                                  50,000
     Issuance of common shares for
         services rendered
         (based on value of services)                 12,278              23,264                                  23,264
     Issuance of common shares for cor-
         porate counsel and director fees              2,500               4,275                                   4,275
         (based on trading activity
         at time of issuance)
     Net Loss                                                                             (1,471,031)         (1,471,031)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 1999                     14,761,948           1,367,647          (3,967,412)         (2,599,765)
     Issuance of common shares
         for director fees
         (based on trading activity
         at time of issuance)                          3,200               2,336                  --               2,336
     Net Loss                                                                             (1,123,574)         (1,123,574)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 2000                     14,765,148           1,369,983          (5,090,986)         (3,721,003)

     Net Loss                                                                             (1,227,107)         (1,227,107)
                                                 -----------         -----------         -----------         -----------
BALANCES AT DECEMBER 31, 2001                     14,765,148         $ 1,369,983         $(6,318,093)        $(4,948,110)
                                                 ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
  and the Period from February 3, 1994 (Date of Inception) to December 31, 2001



                                                            December 31,          December 31,           INCEPTION
                                                                2001                  2000                TO 2001
                                                            ------------          ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(1,227,107)          $(1,123,574)          $(6,318,093)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization                           42,920                42,792               367,445
         Undepreciated cost of equipment
            destroyed in flood                                        0                     0               274,694
         Loss on disposal of fixed asset                          6,117                     0                 6,117
         Changes in assets and liabilities:
            Increase/(decrease) in cash overdrafts               (1,250)                  444                     0
            Accounts payable                                      2,618               (26,865)               64,571
            Accrued officer's compensation                      208,000               208,000             1,144,000
            Accrued expenses                                    261,190               280,909             1,527,350
            Accrued interest - stockholder &
                 related parties                                364,153               364,486             1,198,749
            Accrued interest - other                              1,221                     0                 1,221
                                                            -----------           -----------           -----------

     Net cash used in operating activities                     (342,138)             (253,808)           (1,733,946)
                                                            -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Amounts loaned to related entities                               0                     0              (147,646)
     Collections of loans receivable                                  0                     0               117,165
     Purchase of investment                                           0                     0                (6,000)
     Loss from investment                                            21                 4,304                 5,386
     Purchase of property and equipment                          (1,375)               (1,102)             (740,370)
     Payment for patents                                              0                     0              (150,793)
                                                            -----------           -----------           -----------

     Net cash provided by (used in)
         investing activities                                    (1,354)                3,202              (922,258)
                                                            -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholder notes                             57,048               230,799               426,127
     Proceeds from related party notes                          208,385                11,211               779,475
     Proceeds from convertible notes                            140,000                 6,260               152,260
     Note repayments-related parties                            (28,522)                    0               (38,222)
     Proceeds from the issuance of common stock                       0                 2,336             1,369,983
                                                            -----------           -----------           -----------

     Net cash provided by financing
         activities                                             376,911               250,606             2,689,623
                                                            -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH                                  33,419                     0                33,419

CASH AND EQUIVALENTS, BEGINNING                                       0                     0                     0
                                                            -----------           -----------           -----------

CASH AND EQUIVALENTS, ENDING                                $    33,419           $         0           $    33,419
                                                            ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ACTIVITIES

Americare Health Scan, Inc. and its subsidiary, Americare Biologicals, Inc. are engaged in the business of developing technological solutions for medical, dental, and high tech industries, and consequently bringing the developed technologies to the market place. The Company has developed and patented a saliva collector that could be used in an array of saliva based tests. The Company and entities with which it is affiliated have also been researching other products for development. The Company has not yet obtained necessary approvals to market the products it is developing.

BASIS OF PRESENTATION

Since both the Company and its subsidiary are development stage companies, the Company is required to follow Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," (SFAS 7). Pursuant to SFAS 7, the financial statements include cumulative amounts of revenues, expenses, and cash flows from the enterprise's inception.

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,227,107 for the year ended December 31, 2001, and as of that date, current liabilities exceeded current assets by $5,191,483 and its total liabilities exceeded its total assets by $4,948,110. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Americare Health Scan, Inc. and its subsidiary, Americare Biologicals, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Americare Biologicals, Inc. was acquired by the Company on September 30, 1996 and was accounted for under the pooling of interests method.

CASH AND CASH EQUIVALENTS

For purposes of the financial statements, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

PROPERTY AND EQUIPMENT

All property and equipment are recorded at acquisition costs and adjusted annually for depreciation. The Company uses the straight line method for depreciation of newly acquired fixed assets, depreciating the assets over useful lives based upon the type of depreciable property acquired.

Expenditures for routine maintenance and repairs are charged to expense when incurred, and the cost of additions and betterments are capitalized.

When certain events or changes in circumstances occur regarding the use of long-lived assets, it is management's policy to perform an impairment analysis in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", (SFAS 121).

PATENTS

Patents are accounted for at cost. Amortization of these intangible assets is provided on a straight-line basis over their respective useful lives (i.e. their legal lives of 17.5 years).

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

INVESTMENTS

Investments in unconsolidated affiliates in which the Company exercises significant influence but not control are accounted for by the equity method. The Company's share of net loss of those unconsolidated affiliates is included in net loss in these financial statements, up to the amount invested by the Company.

INCOME TAXES

Deferred tax assets and liabilities are determined based upon differences between the financial statement and tax bases assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.

The Company provides a valuation allowance against deferred tax assets if, based on the weight of evidence available, it is more likely than not that some or all of the deferred assets will not be realized.

LOSS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (SFAS 128). Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflect the maximum dilution that would have resulted from the assumed exercise related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

FINANCIAL STATEMENT ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                  2001                 2000
                                ---------           ---------

Office Equipment                $   7,936           $   6,561
Medical Equipment                 190,173             190,173
Automobiles                             0              12,233
Leasehold Improvements             90,470              90,470
                                ---------           ---------

 Subtotal                         288,579             299,437
Less: Accumulated
      Depreciation               (175,072)           (146,736)
                                ---------           ---------

Net Amount                      $ 113,507           $ 152,701
                                =========           =========

Depreciation expense is $34,303 for 2001 and $34,324 for 2000.

NOTE 3 - INVESTMENTS

During 1996, the Company acquired 4,000,000 shares of Interventional Research Technologies, Inc., a closely held company, for a cost of $4,000. This corporation is no longer operating and has been dissolved by the State of Florida. In 2000, this investment was written down to -0-.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 3 - INVESTMENTS (CONTINUED)

The Company, effective January 1, 1998, acquired 5,563,918 shares (a 25% interest) in Americare Diagnostics, Inc. in exchange for 1,000,000 shares of the Company's stock. Americare Diagnostics, Inc. owns the patent for the invention titled Integrated System for Biological Fluid Constituent Analysis. Because the Company exercises significant influence, Americare Diagnostics is accounted for under the equity method. The Company's share of net loss is $21 for 2001 and $304 for 2000.

The Company, effective January 1, 1998, acquired 4,662,263 shares (a 25% interest) in Americare International Diagnostics, Inc. in exchange for 1,000,000 shares of the Company's stock. Americare International Diagnostics, Inc. has a patent pending for the invention titled Method and Device for Determination of Saliva Constituents - estimation of active infection by Helicobater Pylori. Because the Company exercises significant influence, Americare International Diagnostics is accounted for under the equity method. The Company's cumulative share of net loss exceeds the amount invested. Therefore, its carrying value under the equity method is zero.

NOTE 4 - PATENTS

The Company has obtained the following four patents: A Multidose Transdermal Delivery System (issued May 26, 1998); A Method for Transdermally Administering High Molecular Weight Drugs with a Polymer Skin Enhancer (issued February 15,
2000); Saliva Collector with Aspirating Pipette (issued June 8, 1999) and Integrated Systems for Biological Fluid Constituent Analysis (issued December 14, 1999).

The Company and related companies have obtained eight other patents: Integrated System for Biological Fluid Constituent Analysis (issued December 22, 1993); Integrated System for Biological Fluid Constituent Analysis (issued October 31,
1995); A Selectable Dosage Transdermal Drug Delivery System (issued April 11,
1993); A Selectable Dosage Transdermal Delivery System (issued August 9, 1994); A Selectable Dosage Transdermal Delivery System (issued April 9, 1996); A Method of Transdermally Administering High Molecular Weight Drugs with a Polymer Skin Enhancer (issued March 25, 1997);

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 4 - PATENTS(CONTINUED)

a Multidose Transdermal Drug Delivery System (issued August 3, 1999); Estimation of Active Infection by Helicobacter Pylori, (issued November 11, 1999).

There are currently no license agreements between the Company and its affiliates relating to any of the above listed patents.

Amortization expense for years ended 2001 and 2000 were $8,617 and $8,617 respectively.

NOTE 5 - DEFERRED TAXES

Deferred taxes are provided for the temporary differences in basis of the Company's assets and liabilities and their reported amounts. These differences relate principally to the expected benefits of net operating loss carryforwards. Deferred tax assets and liabilities are determined based on the enacted rates that are expected to be in effect when these differences are expected to reverse. Deferred tax expense or benefit is the result of the changes in the deferred tax assets and liabilities.

As of December 31, 2001 and 2000 the amount of net operating loss carryforwards was $6,318,093 and $5,090,986 respectively.

Due to uncertainty regarding the levels of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carry forwards.

The components of the net deferred tax asset are as follows:

                                 2001                 2000
                             ------------          -----------

Deferred tax assets:

Net operating loss           $ 1,263,619           $ 1,018,197
Valuation allowance           (1,263,619)           (1,018,197)
                             -----------           -----------

                             $         0           $         0
                             ===========           ===========

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 6 - NOTES PAYABLE & ACCRUED EXPENSES - STOCKHOLDERS

During 2001, 2000, and prior years, the President of the Company and major stockholder has advanced funds to the Company. The loan balances as of December 31, 2001 and 2000 are $384,030 and $338,803, respectively.

In addition, on August 28, 1999 the Board of Directors approved an annual salary of $208,000 for the President of the Company retroactive to June 30, 1996. The amount of accrued salary as of December 31, 2001 and 2000 is $1,144,000 and $936,000, respectively.

These amounts due to the President and majority stockholder are payable on demand. In accordance with Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments," (SFAS 107), fair value approximates carrying value since interest is being accrued at a rate that is equivalent to rates available in the market. The amount of accrued interest payable to the President as of December 31, 2001 and 2000 is $508,387 and $357,431, respectively.

In May 2000, the Company, as debtor, and its Subsidiary, as additional debtor, issued a promissory note secured by a security agreement to the Company's President and majority stockholder relating to the loans and accrued expenses described above. The promissory note is in the principal amount of $1.4 million, with a blanket provision for additional advances up to the principal sum of $2 million. The note bears interest at 2% over the prime rate with a minimum of 8% and a maximum of 18%. The security agreement encumbers essentially all assets of the Company and its Subsidiary, and has been filed with the Secretary of State of the State of Florida.

In addition to the loans and accrued expenses payable to the President and majority stockholder of the Company, additional loans were advanced to the Company by other stockholders. These loans are partially evidenced by interest bearing promissory notes and some of the promissory notes provide an option to convert the loan into shares of the Company's common stock. The loan balances as of December 31, 2001 and 2000 are $47,097 and $30,275, respectively.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 7 - NOTES PAYABLE & ACCRUED EXPENSES - RELATED PARTIES

During 2001, 2000, and prior years, the Company received loans from related parties. The loan balances as of December 31, 2001 and 2000 are $710,622 and $530,910 respectively.

In addition, expenses for rent and management fees payable to related parties are being accrued. The amount of accrued expenses as of December 31, 2001 and 2000 is $1,527,350 and $1,266,160 respectively (see Note 9).

These amounts due to related parties are payable on demand. In accordance with Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments," (SFAS 107), fair value approximates carrying value since interest is being accrued at a rate that is equivalent to rates available in the market. The amount of accrued interest payable to the related parties as of December 31, 2001 and 2000 is $689,777 and $477,165 respectively.

In May 2000, the Company, as debtor, and its Subsidiary, as additional debtor, issued promissory notes secured by security agreements to two related companies, controlled by the Company's President and majority stockholder, relating to the loans and accrued expenses described above. The promissory notes are in the total principal amount of $1.2 million. The notes bear interest at 2% over the prime rate with a minimum of 8% and a maximum of 18%. The security agreements encumber essentially all assets of the Company and its Subsidiary, and have been filed with the Secretary of State of the State of Florida.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During 2001 and 2000, the Company received loans from a former employee and an unrelated third party, in exchange for which the Company signed promissory notes to the parties that contain an option allowing the note holder to convert the loans into shares of the Company's common stock. These loans are payable on demand. In accordance with Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments," (SFAS 107), fair value of these notes approximates carrying value since interest is being accrued at a rate that is equivalent to rates available in the market.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 8 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

In February 2002, the Company, as debtor, and its Subsidiary, as additional debtor, entered into a security agreement with one of the note holders. The security agreement, which has been filed with the Secretary of State of the State of Florida, encumbers essentially all assets of the Company and its Subsidiary in an amount up to $250,000 in accordance with a blanket secured promissory note signed in 2002. and have been filed with the Secretary of State of the State of Florida. The balance of funds advanced by this party as of December 31, 2001 and 2000 were $122,260 and $12,260, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2001 and 2000, the Company leased production, warehouse, and office space from a related company on a month to month basis. Rent charged is based on square footage used. Rent charged by the related company and accrued by the Company was $221,573 in 2001 and $221,573 in 2000. On October 15, 2001, the
Company signed a lease with the related company. Under the lease, rent remains the same and accruals continue at the same rate until December 31, 2001, when accrued payments of $55,390 for the quarter ending December 31, 2001 and a $20,000 security deposit is due. Future rent is to be payable on a monthly basis. Subsequent to December 31, 2001, payments required under the lease have not been made.

Future minimum lease payments are as follows:

                     Production           Warehouse         Administrative
                     ----------           ---------         --------------
         2002        $ 163,637             $ 19,596            $ 38,340
         2003          163,637               19,596              38,340
         2004          163,637               19,596              38,340
         2005          163,637               19,596              38,340
         2006          163,637               19,596              38,340

In addition, the Company incurred management fees to another related corporation for bookkeeping, janitorial, and administrative services. Fees charged are based on an allocation of salaries and payroll taxes for employees of the related party, based on the percentage of time spent on behalf of the Company. Management fees of $50,876 in 2001 and $47,916 in 2000 are included in accrued expenses.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

The related corporations referred to in the previous paragraphs are controlled by the President of the Company (see Notes 7 - Notes Payable & Accrued Expenses
- Related Party).

NOTE 10 - OFFICER'S COMPENSATION

On August 28, 1999 the Board of Directors approved an annual salary of $208,000 for the President of the Company retroactive to June 30, 1996. The amount of accrued salary as of December 31, 2001 and 2000 is $1,144,000 and $936,000, respectively (see Note 6 - Notes Payable & Accrued Expenses - Stockholders).

NOTE 11 - STOCK COMPENSATION

During 2000, the Company issued stock to members of its Board of Directors in exchange for services rendered. The total number of shares issued for such services was 3200 having a value of $2,336.

Subsequent to December 31, 2001, the Board of Directors authorized the issuance of additional shares to board members for attendance at board meetings.

NOTE 12 - NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash investing and financing activities consist of the following:

                                                    2001              2000
                                                   -------          -------
Stock-based compensation transactions
 (Increase) in additional paid-in capital          $     0          $(2,333)
 Increase in compensation costs                          0            2,336
 Issuance of common stock                                0               (3)

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 13 - LITIGATION

The Corporation is involved in several pieces of litigation, which are set forth below.

In 1995, Americare Biologicals, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc. (the "Plaintiffs") filed suit in Florida state court (Broward County) against Technical Chemicals and Products, Inc. ("TCPI") and its then chairman Jack Aronowitz, Simplex Medical Systems, Inc. ("Simplex") and its then officers Henry B. Schur and Nicholas Levandoski, and Analyte Diagnostics, Inc. ("Analyte"), claiming misappropriation of trade secrets and interference with business relationships relating to the Company's proprietary Saliva Collection System and HIV Saliva Test. On January 25, 1999, judgment was entered in favor of Plaintiffs against Schur, Levandoski, TCPI, Aronowitz, Simplex and Analyte. On appeal, $4.3 Million of the $4.8 Million in damages awarded against Schur, Levandoski, Aronowitz and TCPI was affirmed. Only the $500,000 judgment against Aronowitz was reversed. In December 2000, the appeal bond that had been posted by TCPI was ordered paid, and Americare Biologicals, Inc. received $388,890. Nicholas Levandoski, against whom Americare Biologicals, Inc. and Americare Transtech, Inc. had judgments totaling $1,000,000, filed for Chapter 7 Bankruptcy protection in 2000. The Plaintiffs are currently attempting to collect the $3,000,000 judgment against Schur. Of the $3 million judgment against Schur, $1 million each was awarded to Americare Biologicals, Inc., Americare Transtech, Inc., and Dr. D'Angelo. Mr. Schur and Mr. Levandoski are currently incarcerated, making collection difficult.

In 1997, Americare Diagnostics, Inc., Joseph P. D'Angelo, Americare Transtech, Inc., and International Medical Associates, Inc., (the "Plaintiffs") filed suit in federal court (Southern District of Florida) against TCPI and its then chairman Jack Aronowitz, and Simplex and its then officers Henry B. Schur and Nicholas Levandoski, claiming patent infringement and misappropriation of trade secrets relating to the Company's patented biological fluids constituent analysis system. A confidential settlement agreement was reached with TCPI on February 3, 2001, which resolved all litigation between TCPI and the Plaintiffs. TCPI, which filed a voluntary Chapter 11 bankruptcy petition on July 3, 2001 (subsequently converted to Chapter 7), still owes approximately $38,700 under the settlement agreement.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 13 - LITIGATION - CONTINUED

The Company settled with Simplex on June 26, 2001. The Company has filed a proof of claim as a creditor in the bankruptcy proceedings, which it is closely monitoring.

In 1997, Henry B. Schur filed suit against Dr. D'Angelo, Americare Transtech, Inc., Americare Health Scan, Inc., Americare Biologicals, Inc., International Medical Associates, Inc., and Americare Diagnostics, Inc. asserting claims relating to the tape recording and use of a conversation Schur had with Dr. D'Angelo on the street. Currently the case is not moving forward due to the incarceration of Mr. Schur.

TCPI and Aronowitz, in 1999, filed action in federal court (Southern District of Florida) against the Company, Joseph P. D'Angelo, and Creative Connections, Inc., claiming that Plaintiffs had engaged in false advertising in violation of the Lanham Act, and common law defamation. All claims by TCPI were dismissed pursuant to a settlement agreement in February 2001. On August 2, 2001, Mr. Aronowitz filed a voluntary dismissal without prejudice of his Lanham Act and defamation claims and the company is in the process of determining whether to seek attorney's fees and costs from Aronowitz.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation suit in Florida state court against TCPI, Jack Aronowitz and Robert Zelinka. Plaintiffs settled with TCPI in February 2001. On July 27, 2001, Plaintiffs entered into a confidential settlement with Zelinka. The Court granted the Companies Mortion to Strike and Enter Default against Mr. Aronowitz. A hearing on the issue of damages is set for April 24, 2002.

In 1999, the Company, Americare Biologicals, Inc., and Joseph P. D'Angelo ("Plaintiffs") filed a defamation lawsuit in Florida state court against Warren Vitale. The Plaintiff is currently conducting discovery and hopes to have its Motion for Summary Judgment heard after further discovery is taken.

In November 1999, the building in which the Company is a tenant sustained substantial damage as a result of water leakage from a coffee machine that had been installed and maintained by Perfect Choice Coffee, Inc. Some of the Company's equipment and work in process was damaged and/or

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 13 - LITIGATION - CONTINUED

destroyed. The landlord's insurance company went bankrupt and did not cover the losses. As a result, the Company, its landlord, and related entities jointly filed two separate lawsuits against the underwriter (Jackson Agency, Inc.) and the coffee machine company (Perfect Choice Coffee, Inc.) seeking to recover their losses. Consolidated discovery is ongoing and this matter is currently not set for trial.

Henry B. Schur, a former employee of the Company, has filed an interference claim with the U.S. Patent and Trademark Office alleging that he, not Dr. D'Angelo, is the principal inventor of the Company's Saliva Collection System. In view of the January 1999 court judgment that Schur misappropriated trade secrets relating to the Company's Saliva Collection System, and Schur's assignment of all rights, title or interest in the Saliva Collection System to Americare Transtech, Inc., the Company believes that its exclusive ownership of the technology has been established.

In the normal course of business, the Company is involved in various disputes, claims and/or litigation. Given the current financial condition of the Company, the resolution of any of the above-discussed matters against the Company by judgment or the award of attorney's fees and costs could have a material adverse impact on the consolidated financial statements.

NOTE 14 - SUBSEQUENT EVENTS

On February 28, 2002, the Company's stockholders approved a Plan of Merger under which Americare Technologies, Inc., Amerciare International Diagnostics, Inc. and Americare Diagnostics, Inc. will merge with Americare Health Scan, Inc., which will be the surviving corporation. The stockholders of all three merging corporations have also apprived the plan. Under the terms of the Plan of Merger, the stockholders of each corporation will receive a proportionate share of two million shares of the common stock of Americare Health Scan, Inc. in exchange for 100% of their shares of the merging corporation. The Plan of Merger is expected to be implemented in 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has retained London Witte & Company, P.A. to conduct independent audits of the Company's books and records since 1996. The independent auditors' report for the year ended December 31, 2001 and 2000 and the period from February 3, 1994 (Date of Inception) to December 31, 2001 is included herein in
Item 7 above.

There were no disagreements between the Company and London Witte & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of London Witte & Company, P.A. would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors of Americare Health Scan, Inc. currently consists of nine members. All directors hold office until the next annual meeting of stockholders, or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until the successors are appointed.

The names of the directors and executive officers of the Company, their positions with the Company, and certain biographical information follow:

JOSEPH P. D'ANGELO, D.D.S. (PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR) has served as the President, Treasurer, and Chairman of the Company's Board of Directors since its inception. He is, and has been since 1986, President and Chairman of the Board of Americare Services, Inc., a multifaceted health care facility serving South Florida by providing a full range of home care medical services. These services include providing patients with pharmaceutical supplies, nursing services, intravenous therapy, nutritional therapy, and durable medical equipment. He has developed a variety of medical devices, application technology, and diagnostic products. Dr. D'Angelo's research into the production of an AIDS auto-vaccine has been recognized by the National Institutes of Health, and he is the co-developer of the Company's transdermal technology. He has been Knighted by the Knights of Malta, Rome, Italy, and has had a flag flown over the United States Capital in his honor. The City of Buffalo proclaimed June 1, 1992, as "Dr. Joseph P. D'Angelo Day" in recognition of his many years of service and contributions to his community.

JOEL P. KALLAN, M.D. (DIRECTOR) is and has been a director and shareholder since the Company's inception. He is currently and has been a practicing orthopedic surgeon. Since 1980, Dr. Kallan has been a clinical professor in the Department of Orthopedics at the University of Miami School of Medicine. He is a Diplomat of the National Board of Medical Examiners, and has served on the Advisory Boards of many organizations. Dr. Kallan is also a member of the Company's Product Review Board.

HORACE SEIDEL, M.D. (SECRETARY/DIRECTOR) is and has been a director and shareholder since the Company's inception. He was Director of Medical Education at Memorial Hospital from 1974-1994. He graduated from the Long Island College of Medicine, and practiced Internal Medicine from 1954 to 1970. He was professor of medicine in the Department of Medicine at Hahnemann Medical College, Philadelphia. He is a former member of the Committee on Accreditation for the Florida Medical Association.

EUGENE L. FOLTUZ (DIRECTOR) has been a director since 1998, and is also a shareholder. He has worked as Engineering Manager for Security Plastics, Inc. since 1973. He was a Chief Engineer for Global Precision, Inc., and a Manager Application Engineer for Colt Industries. He was granted a patent in Injection Molding in 1997. He attended Wayne State University College of Engineering and the Meisinger Art School. He is a member of the Society of Plastics Engineers, and is a member of the Broward County Archeological Society.

HEYWOOD BROAD (DIRECTOR) graduated from L.I.U. University in 1952. Majored in Business Administration. Korean War Vet. Worked in the retailing arena for 10 years and went into the advertising profession, selling and advertising space for the Arch Diocese of New York and the Episcopal Diocese of New York and Long Island. After 19 years in advertising, moved to Florida and opened a Health Care Supply Company in 1995, offering products and services to the Nursing Home and Assisted Living Industry. Has been in the Health Care Business for the last 16 years. Mr. Broad is on the Board of Directors of the Florida Assisted Living Alliance which is the state association representing the ALF Industry.

DAVID MAYA (DIRECTOR) currently serves as the CEO and President of Medistat Pharmacy Services, a company he founded and grew to in excess of $15 Million of annual sale within a three year period. Priior to founding Medistat, Mr Maya served as Director of Pharmacy at Coram Health Services, a national home infusion company, and prior to that he served as General Branch Manager for Rotech. Mr Maya has over 13 years of Pharmacy Management experience and holds a Doctor of Pharmacy Degree from the University of Florida. Mr. Maya also is a licensed Consultant Pharmacist. Mr. Maya serves on the Board of Directors of a number of Health Care Organizations and is often called upon to consult by national nursing home entities. He is married and has three children.

BRUCE GREENBERG (TREASURER/DIRECTOR) currently serves as Chief Financial Officer for Medistat Pharmacy Services. Prior to joining Medistat, Mr Greenberg served as President and Chief Financial Officer for Flagship Pharmacy and Medchoice Pharmacy Services. Mr. Greenberg has over twenty years of Senior Financial Management experience in a variety of industries. Mr Greenberg currently serves on the Board of Directors of a number of organizations and consults to many companies in the Health Care Industry. He holds degrees in Accounting, Finance and Economics, as well as a Masters In Business Administration. He is married and has five children.

SAMUEL L. MALLIS, D.D.S. (DIRECTOR) is a retired dentist (1981) practiced for 37 years. Dr. Mallis attended the University of Louisville, Louisville, Kentucky. He graduated from the Temple University Dental School, 1946. Dr. Mallis was president of the Class of '46 at Temple University Dental School and a member of the Kalner Honorable Medical Society. Dr. Mallis served on the Legislative Committee of Nassau County Dental Society in Long Island, New York. He was also president of the Elmont Chamber of Commerce, in Elmont, New York and organized Matco, Mauritius American Trading Company in Mauritius, Africa.

ABRAHAM SCHAEFER, M.S.B. (VICE PRESIDENT/DIRECTOR) served as Management Assistant at S&R Ironworks, Inc, where he assisted in management and administration of start-up of the company. He also served as Director of Shepherds Group where he researched and analyzed approximately thirty start-up businesses for investment purposes. Mr. Schaefer received his Master of Science Degree in Business from the John Hopkins University. He also received a Bachelor of Talmudic Law Degree from Ner Israel Rabbinical College. He was ordained as Family Court Judge in Israel in 1998. Mr Schaefer is skilled in analytical approaches to national and international business and finance, banking, market analysis, business operations, acquisitions and forecasting.

ITEM 10. EXECUTIVE COMPENSATION

The Table below summarizes the annual compensation of Dr. D'Angelo, the Company's President and sole officer during 1999-present:



Name                            Title            Salary/fiscal Year                   Bonus          Awards
----                            -----            ------------------                   -----          ------
Joseph P. D'Angelo              President        $208,000.00 (deferred)*              N/A            N/A

* In 1999, the Directors of the Company passed a Resolution authorizing the accrual of salary to Dr. D'Angelo retroactive to June 1996, on a demand basis. On the basis of an annual salary of $208,000.00 per year, it is estimated that the Company owes Dr. D'Angelo $1,144,000 for the period of July 1996 through December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the ownership of the Company's common stock as of December 31, 2001, by the Company's directors, officers and employees.


                                                             Amount and Nature                 Percent
Title of Class                  Name & Address               Beneficial of Owner               of Class
--------------                  --------------               -------------------               --------
Common Par Value $.001          Joseph P. D'Angelo           11,240,941 Shares                    76.1%
                                Individually, family,        President & Director
                                affiliated entities.

Common Par Value $.001          Directors & Officers as a    11,268,341 Shares                    76.3%
                                group

Common Par Value $.001          Americare Diagnostic, Inc.   1,000,000 Shares                      6%
                                                             Affiliated Company

Common Par Value                Americare International      1,000,000 Shares                      6%
$.001                           Diagnostics, Inc.            Affiliated Company


No other individual or entity owns 5% or more of the Company's issued and outstanding shares.

There are currently no arrangements that may result in "Changes in Control" of the Company as that term is defined by the provisions of Item 403(c) of Regulation S-B.

In 2001, the Board of Directors authorized shares be issued to Directors who attend board meetings, however no such shares were issued during this time.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its facilities from Universal Realty Development Company, a division of Daycon Investors, Assoc., Inc., and a company owned and controlled by Dr. D'Angelo, his family, and affiliated entities;

The Company's financial books and records, banking and expenses are managed by Daycon Data Management, a division of Daycon Investors, Assoc. Inc., and a Company owned and controlled by Dr. D'Angelo, his family, and affiliated entities.

During 1999, 2000, and 2001, the Company entered into several loan, lease, and management fee transactions with stockholders, affiliates and related entities. These transactions are detailed in the Independent Auditor's Report in Notes 6 and 7. Those notes are hereby adopted and incorporated as if fully set forth here.

The Company has never commissioned any independent analysis of the fairness of any of these related transactions.

TRANSFER AGENT AND REGISTRAR

United Stock Transfer has been appointed as the transfer agent and registrar for the Company's common stock. They are located in Englewood, Colorado.

ANTI-TAKEOVER EFFECTS OF PROVISIONS OF THE ARTICLES OF INCORPORATION AND BYLAWS

There are no Anti-Takeover provisions in the Articles of Incorporation or Bylaws of the Company.

                                    SIGNATURE

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Americare Health Scan, Inc.



                                       By: /s/ Dr. Joseph D'Angelo
                                           -------------------------------------
                                           Dr. Joseph P. D'Angelo
                                           President


DATED: March 25, 2002

                           CONSENT OF OFFICERS AND DIRECTORS

We the undersigned officers and Directors of Americare Health Scan, Inc. have reviewed the Form 10K-SB to be submitted to the U.S. Securities and Exchange Commission and each hereby confirm that we are familiar with and aware of the information disclosed in the 10K-SB and that the same is true and accurate.

By: /s/ Joel P. Kallan                   By: /s/ Joseph P. D'Angelo
    ---------------------------------       ------------------------------------
        Joel P. Kallan, MD,                      Joseph P. D'Angelo, DDS
        Director                                 Director


By: /s/ Horace Seidel                   By: /s/ Eugene L. Foltuz
    ---------------------------------       ------------------------------------
        Horace Seidel, MD                       Eugene L. Foltuz
        Director                                Director


By: /s/ Heywood Broad                   By: /s/ David Maya
    ---------------------------------       ------------------------------------
        Heywood Broad                           David Maya
        Director                                Director


By: /s/ Bruce Greenberg                 By: /s/ Samuel Mallis
    ---------------------------------       ------------------------------------
        Bruce Greenberg                         Samuel Mallis, DDS
        Director                                Director


By: /s/ Abrahma Schaefer
    ---------------------------------
        Abraham Schaefer
        Director


Dated: March 25, 2002