Form 10QSB
period 2002-03-31
AMERICARE HEALTH SCAN INC
filed 2002-05-20
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                         COMMISSION FILE NUMBER 1-16655

                           AMERICARE HEALTH SCAN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                            65-0714523
------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  20 N.W. 181st Street, Miami, Florida                                33169
----------------------------------------                            ----------
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

YES [X]       NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                Outstanding As of April 30, 2002
-----------------------------                 --------------------------------
Common Stock $ .001 par value                            14,765,148

                         PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO MARCH 31, 2002

                                    CONTENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED) ...............................  1


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) .....................  2


CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED) .............................  3


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) .....................  4


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................  5-9

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December, 31, 2001



                                                                March 31,       December 31,
                                                                 2002              2001
                                                              -----------       -----------

                                   A S S E T S

CURRENT ASSETS
      Cash .............................................      $    53,244       $    33,419
      Prepaid expenses .................................           68,750                --
                                                              -----------       -----------
          TOTAL CURRENT ASSETS .........................          121,994            33,419
                                                              -----------       -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION ............          111,122           113,507
                                                              -----------       -----------

OTHER ASSETS
      Investments ......................................              615               615
      Patents, net of amortization .....................          127,097           129,251
                                                              -----------       -----------
          TOTAL OTHER ASSETS ...........................          127,712           129,866
                                                              -----------       -----------
          TOTAL ASSETS .................................      $   360,828       $   276,792
                                                              ===========       ===========

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y   (D E F I C I T)

CURRENT LIABILITIES
      Accounts payable .................................      $   140,965       $    64,573
      Accrued officer's compensation ...................        1,196,000         1,144,000
      Accrued expenses .................................        1,589,249         1,527,350
      Notes payable - stockholders .....................          448,096           431,127
      Notes payable - related parties ..................          702,606           710,622
      Convertible notes payable ........................          260,260           147,260
      Accrued interest - stockholder & related parties .        1,299,714         1,198,749
      Accrued interest - other .........................            6,283             1,221
                                                              -----------       -----------
          TOTAL CURRENT LIABILITIES ....................        5,643,173         5,224,902
                                                              -----------       -----------

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, par value $.001 per share;
          50,000,000 shares authorized; 14,765,148
          shares issued and outstanding in 2002 and 2001           14,765            14,765
      Additional paid-in capital .......................        1,355,218         1,355,218
      Deficit accumulated during the development stage .       (6,652,328)       (6,318,093)
                                                              -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .........       (5,282,345)       (4,948,110)
                                                              -----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...      $   360,828       $   276,792
                                                              ===========       ===========


                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
   and the Period from February 3, 1994 (Date of Inception) to March 31, 2002


                                            March 31,          March 31,         Inception
                                               2002              2001              to 2002
                                           ------------       ------------       -----------
SALES ...............................      $          0       $          0       $         0
                                           ------------       ------------       -----------
OPERATING EXPENSES:
     Advertising ....................                 0                  0            13,071
     Bank fees ......................               184                 28             9,291
     Contract Labor .................             5,840              6,430            71,134
     Depreciation & amortization ....            10,289             10,730           134,520
     Dues & subscriptions ...........                 0                  0             3,911
     Insurance ......................             2,907              4,622            29,112
     Interest expense ...............           106,027             91,343         1,306,519
     Legal & accounting .............            42,089             61,174           822,536
     Licenses & taxes ...............             1,254                280            58,136
     Management fees ................            12,962             12,719           346,719
     Meals & entertainment ..........               846                  0             5,238
     Office expense .................             1,653              1,747            31,840
     Officer's compensation .........            52,000             52,000         1,196,000
     Payroll taxes ..................             1,687              3,785            27,269
     Professional fees ..............             6,840                  0           144,337
     Rent - dormant production areas             40,909             40,909           529,323
     Rent - office space ............             9,585              9,585           235,845
     Rent - warehouses ..............             9,177              9,197           247,436
     Salaries .......................            20,260             45,894           322,904
     Telephone & utilities ..........             2,469                549            69,862
     Travel .........................             3,133                756            79,069
     Research and development costs .                 0                  0         1,086,783
     Other expenses .................             4,124              1,005            54,419
                                           ------------       ------------       -----------
     TOTAL OPERATING EXPENSES .......           334,235            352,753         6,825,274
                                           ------------       ------------       -----------
        OPERATING LOSS ..............          (334,235)          (352,753)       (6,825,274)

OTHER INCOME (EXPENSE)
     Litigation - settlement proceeds                 0             45,000           459,143
     Loss from investments ..........                 0                  0            (5,386)
     Loss from flood ................                 0                  0          (274,694)
     Loss on disposal of fixed asset                  0                  0            (6,117)
                                           ------------       ------------       -----------
                                                      0             45,000           172,946

        LOSS BEFORE INCOME TAXES ....          (334,235)          (307,753)       (6,652,328)

INCOME TAX EXPENSE (BENEFIT) ........                 0                  0                 0
                                           ------------       ------------       -----------
        NET LOSS ....................      $   (334,235)      $   (307,753)      $(6,652,328)
                                           ============       ============       ===========
NET LOSS PER SHARE ..................             (0.02)             (0.02)
                                                              ============


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING: ...................        14,765,148         14,765,148
                                                              ============


                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2002 and 2001
   and the Period from February 3, 1994 (Date of Inception) to March 31, 2002



                                              COMMON STOCK AND CAPITAL
                                               IN EXCESS OF PAR VALUE
                                             --------------------------      DEFICIT
                                               SHARES          AMOUNT       ACCUMULATED           TOTAL
                                             ----------      ----------    -------------       -----------
INCEPTION, FEBRUARY 3, 1994 ...........          50,000      $    5,800      $        --       $     5,800
    Net Loss (Inception to
       December 31, 1995) .............              --              --          (98,832)          (98,832)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 1995 .........          50,000           5,800          (98,832)          (93,032)
    Stock Split (116 to 1) ............       5,750,000              --               --                --
    Issuance of common shares
       regarding acquisition of assets
       from Americare Transtech, Inc.,
       acquisition of subsidiary
       Americare Biologicals Inc., and
       regarding pretrading
       private placements .............       6,541,800       1,266,058               --         1,266,058
    Issuance of common shares
       regarding merger with Environ-
       mental Digital Systems, Inc. ...         370,370              --               --                --
    Net Loss ..........................              --              --         (765,181)         (765,181)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 1996 .........      12,712,170       1,271,858         (864,013)          407,845
    Issuance of common shares
       for services rendered ..........           5,000          16,250               --            16,250
       (based on value of services)
    Net Loss ..........................              --              --         (785,509)         (785,509)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 1997 .........      12,717,170       1,288,108       (1,649,522)         (361,414)
    Issuance of common shares
       to acquire 25% interest in
       Americare Diagnostics, Inc. ....
       and Americare International
       Diagnostics, Inc. ..............       2,000,000           2,000               --             2,000
       (based on book value of
       affiliated companies)
    Net Loss ..........................              --              --         (846,859)         (846,859)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 1998 .........      14,717,170       1,290,108       (2,496,381)       (1,206,273)
    Issuance of common shares for
       for private placement ..........          30,000          50,000               --            50,000
    Issuance of common shares for
       services rendered
       (based on value of services) ...          12,278          23,264               --            23,264
    Issuance of common shares for cor-
       porate counsel and director fees           2,500           4,275               --             4,275
       (based on trading activity
       at time of issuance)
    Net Loss ..........................              --              --       (1,471,031)       (1,471,031)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 1999 .........      14,761,948       1,367,647       (3,967,412)       (2,599,765)
    Issuance of common shares
       for director fees
       (based on trading activity
       at time of issuance) ...........           3,200           2,336               --             2,336
    Net Loss ..........................              --              --       (1,123,574)       (1,123,574)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 2000 .........      14,765,148      $1,369,983       (5,090,986)       (3,721,003)
    Net Loss ..........................              --              --       (1,227,107)       (1,227,107)
                                             ----------      ----------      -----------       -----------
BALANCES AT DECEMBER 31, 2001 .........      14,765,148      $1,369,983      $(6,318,093)      $(4,948,110)
    Net Loss ..........................              --              --         (334,235)         (334,235)
                                             ----------      ----------      -----------       -----------
BALANCES AT MARCH 31, 2002 ............      14,765,148      $1,369,983      $(6,652,328)      $(5,282,345)
                                             ==========      ==========      ===========       ===========


                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
   and the Period from February 3, 1994 (Date of Inception) to March 31, 2002


                                                      March 31,       March 31,       Inception
                                                        2002            2001           To 2002
                                                     ---------       ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .................................      $(334,235)      $(307,753)      $(6,652,328)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization .........         10,289          10,730           377,734
        Undepreciated cost of equipment
           destroyed in flood .................              0               0           274,694
        Loss on disposal of fixed asset .......              0               0             6,117
        Changes in assets and liabilities:
           Prepaid expenses ...................        (68,750)              0           (68,750)
           Accounts payable ...................         76,392           1,550           140,965
           Accrued officer's compensation .....         52,000          52,000         1,196,000
           Accrued expenses ...................         61,899          58,560         1,589,249
           Accrued interest - stockholder &
                related parties ...............        100,965          91,343         1,299,714
           Accrued interest - other ...........          5,062               0             6,283
                                                     ---------       ---------       -----------
     Net cash used in operating activities ....        (96,378)        (93,570)       (1,830,322)
                                                     ---------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Amounts loaned to related entities .......              0               0          (147,646)
     Collections of loans receivable ..........              0               0           117,165
     Purchase of investment ...................              0               0            (6,000)
     Loss from investment .....................              0               0             5,386
     Purchase of property and equipment .......         (5,750)              0          (746,120)
     Payment for patents ......................              0               0          (150,793)
                                                     ---------       ---------       -----------
     Net cash provided by (used in)
        investing activities ..................         (5,750)              0          (928,008)
                                                     ---------       ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in cash overdraft ...............              0           8,929                 0
     Proceeds from stockholder notes ..........         21,979               0           448,106
     Proceeds from related party notes ........            252          84,641           779,725
     Proceeds from convertible notes ..........        108,000               0           260,260
     Note repayments-related parties ..........         (8,278)              0           (46,500)
     Proceeds from the issuance of common stock              0               0         1,369,983
                                                     ---------       ---------       -----------
     Net cash provided by financing
        activities ............................        121,953          93,570         2,811,574
                                                     ---------       ---------       -----------
NET INCREASE (DECREASE) IN CASH ...............         19,825               0            53,244

CASH AND EQUIVALENTS, BEGINNING ...............         33,419               0                 0
                                                     ---------       ---------       -----------
CASH AND EQUIVALENTS, ENDING ..................      $  53,244       $       0       $    53,244
                                                     =========       =========       ===========



                             See accompanying notes.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - GENERAL

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the Company's financial position.

The information contained in these consolidated financial statements should be read in conjunction with the Notes to the Financial Statements appearing in the Company's Annual Report for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $334,235 for the three months ended March 31, 2002, and as of that date, current liabilities exceeded current assets by $5,521,179 and its total liabilities exceeded its total assets by $5,283,345. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RECENT PRONOUNCEMENT

During 2002, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company does not expect the adoption of this statement to have a material impact on its financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4 - LITIGATION

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

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4 - LITIGATION - CONTINUED

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

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 4 - LITIGATION - CONTINUED

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

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 5 - SUBSEQUENT EVENT

On February 28, 2002, the Company's stockholders approved a Plan of Merger under which Americare Technologies, Inc., Amerciare International Diagnostics, Inc. and Americare Diagnostics, Inc. will merge with Americare Health Scan, Inc., which will be the surviving corporation. The stockholders of all three merging corporations have also approved the plan. Under the terms of the Plan of Merger, the stockholders of each corporation will receive a proportionate share of two million shares of the common stock of Americare Health Scan, Inc. in exchange for 100% of their shares of the merging corporation. The Plan of Merger is expected to be implemented sometime in 2002.

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The Company has had no revenues from operations since inception. Our only income has been from litigation settlements and collections of judgments.

As of March 31, 2002, the Company's current liabilities exceeded current assets by $5,521,179. This fact, and the need for additional financing, creates an uncertainty about the Company's ability to continue as a going concern. The Company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan, the continued financial support of Dr. D'Angelo, his family, and related entities, and other individuals and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

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

Operating expenses decreased from $352,753 to $334,235 for the three months ended March 31, 2001 and 2002, respectively, due primarily to the reduction of costs in connection with litigation which is in the process of being settled. All of the Company's activities for the three months ended March 31, 2001 and 2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of $106,027, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had no cash reserves, and total assets were $360,828. In addition, our total current liabilities as of March 31, 2002 were $5,643,173. This debt includes the demand notes totaling $2,600,000 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans and essentially all accrued expenses, totalling $3,935,951, as reflected in the balance sheet as of March 31, 2002. Payment of the notes can be demanded at any time at the discretion of the holder.

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

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

The Corporation is involved in several pieces of litigation, which are set forth in the Corporation's Form 10KSB. There have been no material developments in the litigation the Corporation is involved in and there has been no new litigation filed during this quarter.

The corporation's annual report on Form 10-KSB under Section 13 of the Securities and Exchange Act of 1934 was filed on April 10, 2002.

ITEM 2:  CHANGES IN SECURITIES:

The Company has a total of 14,765,148 shares of common stock currently issued and outstanding, and 12,288,476 of those shares are restricted. As a result of the merger discussed in item 4, there will be approximately 900 shareholders of record of the Company's common stock, and approximately 18,765,148 outstanding shares of common stock currently issued and, of those shares approximately 16,148,476 are restricted.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2002, the Company submitted to its security holders to vote on the merger of Americare Diagnostics, Inc., Americare International Diagnostics, Inc., and Americare Biologicals, Inc. into AMIT. The security holders approved the Plan of Merger and AMIT is currently in the process of finalizing the merger. The Company also submitted to its security holder to a vote on the election of the Board of Directors. The following Directors were elected pursuant to the vote of the security holders: Joseph P. D'Angelo, D.D.S.,Joel P. Kallan, M.D., Horace Seidel, M.D., Eugene L. Foltuz, Heywood Broad, David Maya, Bruce Greenberg, Samuel L. Mallis and Abraham Schaefer, M.S.B.

ITEM 5:  OTHER INFORMATION:

                  None

ITEM 6:  EXHIBITS & REPORTS:

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2002                             /s/ Dr. Joseph D'Angelo
                                                ------------------------------
                                                Dr. Joseph P. D'Angelo
                                                President