Form 10QSB
period 2002-06-30
AMERICARE HEALTH SCAN INC
filed 2002-08-20
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

                         PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001



                                                                  June 30,         December 31,
                                                                    2002               2001
                                                                -----------        ------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                         $     4,431         $    33,419
   Notes receivables- related parties                                29,905                  --
   Prepaid expenses                                                  62,417                  --
                                                                -----------         -----------
       TOTAL CURRENT ASSETS                                          96,753              33,419
                                                                -----------         -----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                         111,122             113,507
                                                                -----------         -----------

OTHER ASSETS
   Investments                                                          615                 615
   Patents, net of amortization                                     127,097             129,251
   Other assets                                                      35,600                  --
                                                                -----------         -----------
       TOTAL OTHER ASSETS                                           163,312             129,866
                                                                -----------         -----------

       TOTAL ASSETS                                             $   371,187         $   276,792
                                                                ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                             $   150,442         $    64,573
   Accrued officer's compensation                                 1,196,000           1,144,000
   Accrued expenses                                               1,645,078           1,527,350
   Notes payable-stockholders                                       444,597             431,127
   Notes payable-related parties                                    723,021             710,622
   Convertible notes payable                                        152,260             147,260
   Accrued interest- stockholder and related parties              1,336,728           1,198,749
   Accrued interest- other                                               --               1,221
                                                                -----------         -----------
       TOTAL CURRENT LIABILITIES                                  5,648,126           5,224,902

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.001 per share;
        50,000,000 shares authorized; 14,935,148
        shares issued and outstanding in 2002 and 2001               14,765              14,765
    Additional paid-in capital                                    1,355,218           1,355,218
    Stock to be issued                                              170,000                  --
    Deficit accumulated during the development stage             (6,816,922)         (6,318,093)
                                                                -----------         -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (5,276,939)         (4,948,110)
                                                                -----------         -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   371,187         $   276,792
                                                                ===========         ===========


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
    AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                June 30,             June 30,           Inception
                                                  2002                 2001               to 2002
                                              ------------         ------------         ------------
SALES                                         $         --         $         --         $         --

OPERATING EXPENSES:
   Other general and administration                188,093              168,166            2,061,288
   Wages                                            89,603              175,319            1,635,776
   Rent                                            119,372              117,692            1,131,976
   Research and development costs                       --                   --            1,086,783
                                              ------------         ------------         ------------
      TOTAL OPERATING EXPENSES                     397,068              461,177            5,915,823
                                              ------------         ------------         ------------

         OPERATING LOSS                           (397,068)            (461,177)          (5,915,823)

OTHER INCOME (EXPENSE)
   Settlement and miscellaneous income               4,266                    0                4,266
   Litigation-settlement proceeds                       --               70,253              459,143
   Interest expense                               (106,027)            (234,819)          (1,412,546)
   Loss from investments                                --                   --               (5,386)
   Loss from flood                                      --                   --             (274,694)
   Loss on disposal of fixed asset                      --                   --               (6,117)
                                              ------------         ------------         ------------
                                                  (101,761)            (164,566)          (1,235,334)

       LOSS BEFORE INCOME TAXES                   (498,829)            (625,743)          (7,151,157)

INCOME TAX EXPENSE (BENEFIT)                            --                   --                   --
                                              ------------         ------------         ------------

      NET LOSS                                $   (498,829)        $   (625,743)        $ (7,151,157)
                                              ============         ============         ============

NET LOSS PER SHARE                                   (0.04)               (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                   14,765,148           14,765,148


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
    AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                            Common Stock and Capital
                                                             in Excess of Par Value
                                                         ------------------------------          Deficit
                                                           Shares             Amount           Accumulated           Total
                                                         -----------        -----------        -----------         -----------
INCEPTION, FEBRUARY 3, 1994                                   50,000        $     5,800        $        --         $     5,800
  Net loss (Inception to December 31, 1995)                       --                 --            (98,832)            (98,832)

BALANCES AT DECEMBER 31, 1995                                 50,000              5,800            (98,832)            (93,032)

Stock split (116 to 1)                                     5,750,000                 --                 --                  --

Issuance of common shares
 regarding acquisition of assets from
 Americare Transtech, Inc., acquisition of
 subsidiary Americare Biologicals, Inc.,
 and regarding pretrading private placements               6,541,800          1,266,058                 --           1,266,058

Issuance of common shares
  regarding merger with Enironmental Digital
  Systems, Inc.                                              370,370                 --                 --                  --

Net loss                                                          --                 --           (765,181)           (765,181)
                                                         -----------        -----------        -----------         -----------

BALANCES AT DECEMBER 31, 1996                             12,712,170          1,271,858           (864,013)            407,845

Issurance of common shares
  for services rendered                                        5,000             16,250                 --              16,250

Net loss                                                          --                 --           (785,509)           (785,509)
                                                         -----------        -----------        -----------         -----------

BALANCES AT DECEMBER 31, 1997                             12,717,170          1,288,108         (1,649,522)           (361,414)

Issuance of common shares
  to acquire 25% interest in Americare
  Diagnostics, Inc. and Americare
  International Diagnostics, Inc.
  (based on book value of affiliated
  companies)                                               2,000,000              2,000                 --               2,000

Net loss                                                          --                 --           (846,859)           (846,859)
                                                         -----------        -----------        -----------         -----------

BALANCES AT DECEMBER 31, 1998                             14,717,170          1,290,108         (2,496,381)         (1,206,273)

Issuance of common shares
 for private placement                                        30,000             50,000                 --              50,000

Issuance of common shares
  for services rendered
  (based on value of services)                                12,278             23,264                 --              23,264

Issuance of common shares
  for corporate counsel and director fees
  (based on trading activity at time of issuance)              2,500              4,275                 --               4,275

Net loss                                                          --                 --         (1,471,031)         (1,471,031)
                                                         -----------        -----------        -----------         -----------


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
    AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                            Common Stock and Capital
                                                             in Excess of Par Value
                                                         ------------------------------          Deficit
                                                           Shares             Amount           Accumulated           Total
                                                         -----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 1999                             14,761,948          1,367,647         (3,967,412)         (2,599,765)

Issuance of common shares
  for director fees (based on trading activity
  (based on trading activity at time of issuance               3,200              2,336                 --               2,336

Net loss                                                          --                 --         (1,123,574)         (1,123,574)

BALANCES AT DECEMBER 31, 2000                             14,765,148          1,369,983         (5,090,986)         (3,721,003)

Net loss                                                          --                 --         (1,227,107)         (1,227,107)
                                                         -----------        -----------        -----------         -----------

BALANCES AT DECEMBER 31, 2001                             14,765,148          1,369,983         (6,318,093)         (4,948,110)

Net loss                                                          --                 --           (334,235)           (334,235)
                                                         -----------        -----------        -----------         -----------

BALANCES AT MARCH 31, 2002                                14,765,148        $ 1,369,983        $(6,652,328)        $(5,282,345)
                                                          ==========        ===========        ===========         ===========


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
    AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO JUNE 30, 2002


                                                        June 30,            June 30,           Inception
                                                          2002                2001               to 2002
                                                       -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $  (498,829)        $  (625,743)        $(6,153,499)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                          4,539               6,077            (382,273)
      Undepreciated cost of equipment
         destroyed in flood                                     --                  --             274,694
      Loss on disposal of fixed asset                           --                  --               6,117
      Changes in assets and liabilities:
         Other assets                                      (35,600)                 --            (104,350)
         Accounts payable                                   23,452             (25,686)            164,417
         Accrued officer's compensation                         --             104,000           1,196,000
         Accrued expenses                                  169,728             125,894           1,758,977
         Accrued interest-stockholder and
           related parties                                 136,758                  --           1,436,472
        Accrued interest-other                                  --             234,818               6,283
                                                       -----------         -----------         -----------

  Net cash used in operating activities                   (199,952)           (180,640)         (1,797,162)
                                                       -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Amounts loaned to related entities                       (29,905)                 --            (177,551)
  Collections of loans receivable                               --                  --             117,165
  Purchase of investment                                        --                  --              (6,000)
  Loss from investment                                          --                  --               5,386
  Purchase of property and equipment                            --                  --            (746,120)
  Payment for patents                                           --                  --            (150,793)
                                                       -----------         -----------         -----------
  Net cash provided by (used in) investing
   activities                                              (29,905)                 --            (957,913)
                                                       -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash overdraft                                    --               5,392                  --
  Proceeds from stockholder notes                           13,470              29,422             461,576
  Proceeds from related party notes                        182,399             145,826             962,124
  Proceeds from convertible notes                            5,000                  --             265,260
  Note repayments-related parties                               --                  --             (46,500)
  Proceeds from the issuance of common stock                    --           1,369,983
                                                       -----------         -----------         -----------

  Net cash provided by financing
   activities                                              200,869             180,640           3,012,443
                                                       -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                            (28,988)                 --              24,256

CASH AND EQUIVALENTS, BEGINNING                             33,419                  --                  --
                                                       -----------         -----------         -----------

CASH AND EQUIVALENTS, ENDING                                 4,431                  --         $    24,256
                                                       ===========         ===========         ===========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

SIX MONTHS ENDED JUNE 30, 2002

The Company has had no revenues from operations since its inception. Our only income has been from litigation settlements and collection of judgments.

As of June 30, 2002 the Company's current liabilities exceeded current assets and this fact, and the need for additional financing, creates an uncertainty about the Companies ability to continue as a going concern. The company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan, the continued financial support from Dr. D'Angelo, his family, related entities, and other individuals and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

There have been no significant research and development expenditures since 1999, except for minimal research by Dr. D'Angelo that he financed with his personal funds. The primary reason that there have been no Company research and development expenses for the past few years is that there have not been sufficient funds available to finance both the litigation in which the Company has been involved and research and development. Management's focus during this period has been protecting the Company's intellectual property.

Operation expenses decreased for the six months ended June 30, 2002 and the period from June 30, 2001 respectively, primarily due to the reduction of costs in connection with litigation which is in the process of being settled. All of the Company's activities for the six months ended June 31, 2002 and 2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of $106,027, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company has no cash reserves, and total assets were 371,187. In addition total liabilities as of June 30, 2002 were 5,648,126. This debt includes the demand notes totaling $2,600,000 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans and essentially all accrued expenses, totaling approximately $3,000,000, as reflected in the Balance Sheet of June 30, 2002. Payment of the notes can be demanded at any time at the discretion of the holder.

The Company has not been profitable, and has had negative cash flow from operations in part due to substantial expenditures for litigation to protect its intellectual property and proprietary technology. For the past several years this litigation has taken up the vast majority of management's time and energy.

Management's plan for the future is to focus on raising funds and obtaining orders for the Company's Saliva HIV Test so that adequate management, technical and other personnel can be hired, and laboratory equipment and supplies purchased for the Company to perform remaining research and development on its products. Such funds would also enable the Company to pursue FDA approval of its products and expand marketing efforts. These activities will require tens of millions of dollars.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

The Corporation is involved in several pieces of litigation, which are set forth in the Corporation's Form 10KSB. In June 2002, the Company filed a lawsuit against Market Surveys International, Inc. and Bernard Schmitt, individually, Dade County, Circuit Court Case No.: 02-15173, alleging breach of contract regarding Market Surveys International, Inc.'s agreement to provide marketing services to the Company. The case was settled on July 15, 2002 wherein the defendants agreed to return shares of stock in the company to the Company and retain 9,000 shares of stock in the Company to compensate it for the marketing services provided for the company. However, pursuant to said agreement, the company retains the option to purchase the stock from Defendant for 120 days for the price of $3.00. Set forth in the corporation's Form 10-KSB.

The corporation's annual report on Form 10-KSB under Section 13 of the Securities and Exchange Act of 1934 was filed on April 10, 2002.

ITEM 2:  CHANGES IN SECURITIES:

The Company has a total of 14,765,148 shares of common stock currently issued and outstanding, and 12,288,476 of those shares are restricted. As a result of the merger discussed in Item 4 of the Form 10-Q filed for the quarterly period ended March 31, 2002, there will be approximately 900 shareholders of record of the Company's common stock, and approximately 18,765,148 outstanding shares of common stock currently issued and, of those shares approximately 16,148,476 are restricted.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during this Quarter.

ITEM 5:  OTHER INFORMATION:

The Company has accepted the resignation of Eugene L. Foltuz as a member of its Board of Directors. Mr. Foltuz is retiring and relocating to Costa Rica. Mr. Foltuz's email/letter of resignation it attached as Exhibit __.

ITEM 6:  EXHIBITS & REPORTS:

         (a) Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial
              Officer

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2002                          /s/ Dr. Joseph D'Angelo
                                                ------------------------------
                                                Dr. Joseph P. D'Angelo
                                                President