Form 10QSB
period 2002-09-30
AMERICARE HEALTH SCAN INC
filed 2002-11-14
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

YES [X]       NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                          Outstanding As of September 30, 2002
-----------------------------           -------------------------------------
Common Stock $ .001 par value                         15,135,148

                         PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2002 AND DECEMBER 31,2001



                                                                     30-Sep-02         31-Dec-01
                                                                    -----------       -----------
                          ASSETS
CURRENT ASSETS
              CASH                                                  $        --       $    33,419
              NOTES RECEIVABLES - RELATED PARTIES                        30,222                --
              PREPAID EXPENSES                                           68,750                --
                                                                    ===========       ===========
              TOTAL CURRENT ASSETS:                                      98,972            33,419

PROPERTY & EQUIPMENT, NET OF DEPRECIATION                               102,988           113,507

OTHER ASSETS
              INVESTMENTS                                                   615               615
              PATENTS, NET OF AMORTIZATION                              124,943           129,251
              OTHER ASSETS                                                   --                --
                                                                    ===========       ===========
              TOTAL OTHER ASSETS                                        125,558           129,866

                                                                    -----------       -----------
              TOTAL ASSETS                                          $   327,518       $   276,792
                                                                    ===========       ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              CASH OVERDRAFT                                             75,747                --
              ACCOUNTS PAYABLE                                          147,154            64,573
              ACCRUED OFFICER'S COMPENSATION                          1,248,000         1,144,000
              ACCRUED EXPENSES                                        1,700,441         1,527,350
              NOTES PAYABLE-STOCKHOLDERS                                444,297           431,127
              NOTES PAYABLE-RELATED PARTIES                             705,318           710,622
              CONVERTIBLE NOTES PAYABLE                                 199,460           147,260
              ACCRUED INTEREST -STOCKHOLDERS & RELATED PARTIES        1,344,723         1,198,749
              ACCRUED INTEREST - OTHER                                       --             1,221
                                                                    ===========       ===========
              TOTAL CURRENT LIABILITIES:                              5,865,140       $ 5,224,902

STOCKHOLDERS' EQUITY (DEFICIT)
              COMMON STOCK, PAR VALUE $.001 PER SHARE
                          50,000,000 SHARES AUTHORIZED;
                          15,135,148 OUTSTANDING IN 2002                 14,944            14,765
              ADDITIONAL PAID-IN CAPITAL                              1,498,938         1,355,218
              DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE           (7,051,504)       (6,318,093)
                                                                    ===========       ===========
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (5,537,622)       (4,948,110)

                                                                    -----------       -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                327,518           276,792
                                                                    ===========       ===========


                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR NINE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001
  AND FOR THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPT.30, 2002



                                                                                          Inception
                                                     30-Sep-02         30-Sep-01         to Sept 2002
                                                   ------------       ------------       ------------
SALES                                              $         --       $         --       $         --

OPERATING EXPENSES:
              OTHER GENERAL & ADMINISTRATION            292,465            257,440          2,071,070
              WAGES                                     160,160            248,753          1,632,386
              RENT                                      179,074            182,406          1,132,007
              RESEARCH & DEVELOPMENT COSTS                   --                 --          1,086,783
                                                   ============       ============       ============
              TOTAL OPERATING EXPENSES                  631,699            688,599          5,922,246

              OPERATING LOSS                           (631,699)          (688,599)        (5,922,246)

OTHER INCOME (EXPENSES)
              SETTLEMENT & MISC. INCOME                   4,315                 --              4,315
              LITIGATION- SETTLEMENT PROCEEDS                --             70,253            459,143
              INTEREST EXPENSE                         (106,027)          (358,806)        (1,306,519)
              LOSS FROM INVESTMENTS                          --               (258)            (5,386)
              LOSS FROM FLOOD                                --                 --           (274,694)
              LOSS ON DISPOSAL OF FIXED ASSET                --                 --             (6,117)
                                                   ============       ============       ============
                                                       (101,712)          (288,811)        (1,129,258)

              LOSS BEFORE INCOME TAXES                 (733,411)          (977,410)        (7,051,504)

                                                   ------------       ------------       ------------
              NET LOSS                             $   (733,411)      $   (977,410)      $ (7,051,504)
                                                   ============       ============       ============

NET LOSS PER SHARE                                        (0.05)             (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                          15,135,148         14,765,148


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
 AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002



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


                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
 AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002



                                                            Common Stock and Capital
                                                             in Excess of Par Value
                                                         ------------------------------          Deficit
                                                           Shares             Amount           Accumulated           Total
                                                         -----------        -----------        -----------         -----------
BALANCES AT DECEMBER 31, 1999                             14,761,948          1,367,647         (3,967,412)         (2,599,765)

Issuance of common shares
  for director fees (based on trading activity
  (based on trading activity at time of issuance               3,200              2,336                 --               2,336

Net loss                                                          --                 --         (1,123,574)         (1,123,574)

BALANCES AT DECEMBER 31, 2000                             14,765,148          1,369,983         (5,090,986)         (3,721,003)

Net loss                                                          --                 --         (1,227,107)         (1,227,107)
                                                         -----------        -----------        -----------         -----------

BALANCES AT DECEMBER 31, 2001                             14,765,148          1,369,983         (6,318,093)         (4,948,110)

Issuance of common shares
  convertible note payables                                  340,000            170,000                 --             170,000

Issuance of common shares
  for services rendered
  based on value of services                                  30,000              9,500                 --               9,500

Net Loss                                                           0                  0           (733,411)           (733,411)
                                                         -----------        -----------        -----------         -----------

BALANCES AT SEPTEMBER 30, 2002                            15,135,148        $ 1,549,483        $(7,051,504)        $(5,502,021)
                                                          ==========        ===========        ===========         ===========


                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR NINE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001





                                                             30-Sep-02          30-Sep-01
                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                     (733,411)          (977,410)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
              Depreciation and amortization                     20,577             32,316
              Undepreciated cost of equipment
               destroyed in flood                                   --                 --
              Loss on disposal of fixed assets                      --                 --
              Changes in assets & liabilities:
               Increase/(decrease) in cash
               overdrafts                                       75,547             (1,250)
               Accounts Payable                                 82,581            (19,125)
               Accrued Officer's compensation                  104,000            156,000
               Accrued Interest                                145,974            358,805
               Accrued Expenses                                173,091            189,402
                                                             ---------          ---------
 Net cash used in operating activities:                      $(131,641)         $(261,262)
                                                             =========          =========


CASH FLOWS FROM INVESTING ACTIVITIES:
              Amounts loaned to related entities                30,222                 --
              Collections of loans receivable                       --                 --
              Purchase of investment                                --                 --
              Loss from investment                                  --                258
              Purchase of property & equipment                      --             (1,300)
              Payments for patents                                  --                 --
                                                             ---------          ---------
Net cash provided by (used in) investing activities:            30,222             (1,042)


CASH FLOWS FROM FINANCING ACTIVITIES:
              Cash repaid on stockholder loan                       --            (30,000)
              Proceeds from stockholder loan                    13,170             99,373
              Proceeds from loans payable-
              related parties                                   (5,304)           183,825
              Proceeds from other loan payables                 52,200             10,000
              Loan repayments - related parties                     --
              Proceeds from convertible notes                  150,319                 --
                                                             ---------          ---------
Net cash provided by financing activities:                     210,385            263,198

NET INCREASE (DECREASE) IN CASH                               (108,966)               894
CASH AND EQUIVALENTS, BEGINNING                                 33,419                 --
                                                             ---------          ---------
CASH AND EQUIVALENTS, ENDING                                 $ (75,547)         $     894
                                                             =========          =========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

SIX MONTHS ENDED SEPTEMBER 30, 2002

The Company has had no revenues from operations since its inception. Our only income has been from litigation settlements and collection of judgments.

As of September 30, 2002 the Company's current liabilities exceeded current assets and this fact, and the need for additional financing, creates an uncertainty about the Companies ability to continue as a going concern. The company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan, the continued financial support from Dr. D'Angelo, his family, related entities, and other individuals and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

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

Operation expenses decreased for the six months ended September 30, 2002 and the period from September 30, 2001 respectively, primarily due to the reduction of costs in connection with litigation which is in the process of being settled. All of the Company's activities for the six months ended September 30, 2001 and 2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of $106,027, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company has no cash reserves, and total assets were 327,518. In addition total liabilities as of September 30, 2002 were 5,865,140. This debt includes the demand notes totaling $2,600,000 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans and essentially all accrued expenses, totaling approximately $3,000,000, as reflected in the Balance Sheet of September 30, 2002. Payment of the notes can be demanded at any time at the discretion of the holder.

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

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

The Corporation is involved in several pieces of litigation, which are set forth in the Corporation's Form 10KSB. There has been no new legal proceedings other than those listed on the Form 10KSB.

The corporation's annual report on Form 10-KSB under Section 13 of the Securities and Exchange Act of 1934 was filed on April 10, 2002.

ITEM 2:  CHANGES IN SECURITIES:

The Company has a total of 14,765,148 shares of common stock currently issued and outstanding, and 12,288,476 of those shares are restricted. As a result of the merger discussed in Item 4 of the Form 10-Q filed for the quarterly period ended March 31, 2002, there will be approximately 900 shareholders of record of the Company's common stock, and approximately 19,206,292 outstanding shares of common stock currently issued and, of those shares approximately 16,148,476 are restricted. Mr. Anthony Iemma elected to exercise his conversion rights under the Promissory Notes Loan Agreement dated February 1, 2002. Mr. Iemma elected to convert 340,000 restricted shares in the company.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during this Quarter.

ITEM 5:  OTHER INFORMATION:

The Board of Directors approved the appointment of Eugene D'Angelo as a member of the Board of Directors at the Board Meeting held on April 19, 2002. Eugene D'Angelo replaces former board member Eugene L. Foltuz who resigned.

ITEM 6:  EXHIBITS & REPORTS:

         (a) Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial
              Officer

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002                        /s/ Dr. Joseph P. D'Angelo
                                                ------------------------------
                                                Dr. Joseph P. D'Angelo
                                                President