Form 10QSB/A
period 2002-09-30
AMERICARE HEALTH SCAN INC
filed 2003-04-16
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDED FORM 10-QSB/A

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

                        Class                      Outstanding As of September 30, 2002
              Common Stock $ .001 par value                    15,115,148

                                       1

                           ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders
Americare Health Scan, Inc. and its Subsidiary

We have reviewed the accompanying consolidated balance sheet of Americare Health
Scan, Inc. and its Subsidiary as of September 30, 2002, and the consolidated statements of operations, changes in stockholders' deficit, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

March 19, 2003
Plantation, Florida

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                               September 30,   December 31,
                                                  2002            2001
                                               -------------   -------------

CURRENT ASSETS
   Cash                                        $          -    $      33,419
   Notes receivables- related parties                 30,222              -
                                               -------------   -------------
        TOTAL CURRENT ASSETS                          30,222          33,419
                                               -------------   -------------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION           94,854         113,507
                                               -------------   -------------

OTHER ASSETS
   Investments                                           615             615
   Patents and intangibles, net of amortization      122,789         129,251
                                               -------------   -------------
       TOTAL OTHER ASSETS                            123,404         129,866
                                               -------------   -------------

       TOTAL ASSETS                            $     248,480   $     276,792
                                               =============   =============

                          LIABILITIES AND STOCKHOLDERS'

CURRENT LIABILITIES
   Accounts payable                            $     147,902   $      64,573
   Accrued officer's compensation                  1,300,000       1,144,000
   Accrued expenses                                1,701,091       1,527,350
   Notes payable-stockholders                        444,296         431,127
   Notes payable-related parties                     735,743         710,622
   Convertible notes payable                         199,460         147,260
   Accrued interest- stockholder and
      related parties                              1,519,515       1,198,749
   Accrued interest- other                                -            1,221
                                               -------------   -------------
       TOTAL CURRENT LIABILITIES                   6,048,007       5,224,902

STOCKHOLDERS' DEFICIT
    Common stock, par value $.001 per
        share; 50,000,000 shares
        authorized; 15,115,148 and
        14,765,000 shares issued and
        outstanding in 2002 and 2001,
        respectively                                  15,115          14,765
    Additional paid-in capital                     1,534,368       1,355,218
    Deficit accumulated during the
       development stage                          (7,349,010)     (6,318,093)
                                               -------------   -------------
       TOTAL STOCKHOLDERS' DEFICIT                (5,799,527)     (4,948,110)
                                               -------------   -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIT                              $     248,480   $     276,792
                                               =============   =============

                               See accompany notes

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      AND THE PERIOD FROM FEBRUARY 3, 1994
                      (DATE OF INCEPTION) TO SEPT 30, 2002

                                         September 30,  September 30,
                                             2002           2001
                                         -------------  -------------

SALES                                    $          -   $          -

OPERATING EXPENSES:
   Other general and administration            307,464        257,440
   Wages                                       208,098        248,753
   Rent                                        179,075        182,406
   Research and development costs                   -              -
                                         -------------  -------------
TOTAL OPERATING EXPENSES                       694,637        688,599
                                         -------------  -------------

OPERATING LOSS                                (694,637)      (688,599)

OTHER INCOME (EXPENSE)
   Settlement and miscellaneous income           4,301             -
   Litigation-settlement proceeds                   -          70,243
   Litigation expense                          (22,500)            -
   Interest expense                           (318,081)      (358,806)
   Loss from investments                            -            (258)
   Loss from flood                                  -              -
   Loss on disposal of fixed asset                  -              -
                                         -------------  -------------
                                              (336,280)      (288,821)

LOSS BEFORE INCOME TAXES                    (1,030,917)      (977,420)

INCOME TAX EXPENSE (BENEFIT)                        -              -
                                         -------------  -------------

    NET LOSS                             $  (1,030,917) $    (977,420)
                                         =============  =============

    NET LOSS PER SHARE                           (0.07)         (0.07)

    WEIGHTED AVERAGE NUMBER OF SHARES       15,115,148     14,765,148
    OUTSTANDING

                               See accompany notes

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                December 31, 2002
 AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                                CAPITAL IN
                                           COMMON STOCK            EXCESS OF      DEFICIT
                                         SHARES       AMOUNT       PAR VALUE    ACCUMULATED      TOTAL
                                      ------------  ------------  ------------  ------------  ------------

BALANCES AT DECEMBER 31, 1999           14,761,948        14,762     1,352,885    (3,967,412)   (2,599,765)

Issuance of common shares
  for director fees (based on
  trading activity
  (based on trading activity at
   time of issuance)                         3,200             3         2,333            -          2,336

Net loss
                                                -             -             -     (1,123,574)   (1,123,574)
                                      ------------  ------------  ------------  ------------  ------------

BALANCES AT DECEMBER 31, 2000           14,765,148        14,765     1,355,218    (5,090,986)   (3,721,003)

Net loss
                                                -             -             -     (1,227,107)   (1,227,107)
                                      ------------  ------------  ------------  ------------  ------------

BALANCES AT DECEMBER 31, 2001           14,765,148        14,765      1,355,218   (6,318,093)   (4,948,110)

Issuance of common shares

  for conversion of note payable           340,000           340        169,660           -        170,000

Issuance of common shares in exchage

  for services performed                    10,000            10          9,490           -          9,500

Net Loss
                                                -             -              -    (1,030,917)   (1,030,917)
                                      ------------  ------------  ------------  ------------  ------------

BALANCES AT SEPTEMBER 30, 2002          15,115,148        15,115     1,534,368    (7,349,010)   (5,799,527)
                                      ============  ============  ============  ============  ============

                               See accompany notes

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                               September 30,   September 30,
                                                   2002           2001
                                               -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (1,030,917)  $    (977,410)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                   25,730          32,316
      Changes in assets and liabilities:
         Other assets                                   (615)             -
         Accounts payable                             83,329         (20,375)
         Accrued officer's compensation              156,000         156,000
         Accrued expenses                            173,741         189,402
         Accrued interest-stockholder and
           related parties                           319,545         358,805

  Net cash used in operating activities             (273,187)       (261,262)
                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Amounts loaned to related entities                 (30,222)             -
  Loss from investment                                    -              258
  Purchase of property and equipment                      -           (1,300)
                                               -------------   -------------

  Net cash used in investing
   activities                                        (30,222)         (1,042)
                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash repaid on stockholder loan                         -          (30,000)
  Proceeds from stockholder notes                     13,169          99,373
  Proceeds from related party notes                   25,121         183,825
  Proceeds from convertible notes                     52,200          10,000
  Proceeds from the issuance of common stock         179,500              -
                                               -------------   -------------

  Net cash provided by financing
   activities                                        269,990         263,198
                                               -------------   -------------

NET INCREASE (DECREASE) IN CASH                      (33,419)            894

CASH AND EQUIVALENTS, BEGINNING                       33,419              -
                                               -------------   -------------

CASH AND EQUIVALENTS, ENDING                              -              894
                                               =============   =============

                               See accompany notes

                    AMERICARE HEALTH SCAN, INC. AND SUSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,030,917 for the nine months ended September 30, 2002, and as of that date, current liabilities exceeded current assets by $6,017,785 and its total liabilities exceeded its total assets by $5,799,527. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the
Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                    AMERICARE HEALTH SCAN, INC. AND SUSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

                    AMERICARE HEALTH SCAN, INC. AND SUSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

NOTE 5 - SUBSEQUNT EVENT

Shares have been issued during the fourth quarter of 2002 as a result of the
February 28, 2002, stockholders approval of the Plan of Merger under which
Americare Technologies, Inc., Americare International Diagnostics, Inc. and
Americare Diagnostics, Inc. will merge with Americare Health Scan, Inc.
Americare Health Scan, Inc., will be the surviving corporation.

ITEM 1:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

RESULTS OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 2002

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

Operation expenses decreased for the nine months ended September 30, 2002 and the period from September 30, 2001 respectively, primarily due to the reduction of costs in connection with litigation which is in the process of being settled.
All of the Company's activities for the nine months ended September 30, 2001 and
2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of
$318,081, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for nine months ended September 30, 2002.

As of September 30, 2002, the Company has no cash reserves, and total assets were $248,480. In addition total liabilities as of September 20, 2002 were
$6,048,007. This debt includes the demand notes totaling $2,600,000 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans. All accrued expenses total $1,701,091, accrued interest to shareholders and related parties total $1,519,515, as reflected in the Amended
Balance Sheet of September 30, 2002. Payment of the notes can be demanded at any time at the discretion of the holder.

The Company has not been profitable, and has had negative cash flow from operations in part due to substantial expenditures for litigation to protect its intellectual property and proprietary technology. For the past several years this litigation has taken up the vast majority of management's time and energy.

Management's plan for the future is to focus on raising funds and obtaining orders for the Company's Saliva HIV Test and other technologies so that adequate management, technical and other personnel can be hired, and laboratory equipment and supplies purchased for the Company to perform remaining research and development on its products. Such funds would also enable the Company to pursue
FDA approval of its products and expand marketing efforts. These activities will require tens of millions of dollars.

                                       2

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Corporation is involved in several pieces of litigation, which are set forth in the Corporation's Form 10KSB. On July 15, 2002 the Company entered a settlement agreement with Market Surveys International in the case styled
Americare Health Scan, Inc. v. Market Surveys, Int'l., Dade County Circuit Court
Case No. 02-15173 CA 27. Pursuant to the agreement the Company allowed Market
Surveys to retain 11,500 shares of free trading stock in the Company as compensation for partial performance of the marketing agreement. There has been no new legal proceedings other than those listed on the Form 10KSB.

The Corporation's annual report on Form 10-KSB under Section 13 of the
Securities and Exchange Act of 1934 was filed April 10, 2002.

ITEM 2: CHANGES IN SECURITIES:

There are approximately 509 shareholders of record of the Company's common stock, and 15,115,148 outstanding shares of common stock currently issued and, of those shares 12,638,476 are restricted. Mr. Anthony Iemma elected to exercise his conversion rights under the Promissory Notes Loan Agreement dated February
1, 2002. Mr. Iemma elected to convert 340,000 restricted shares in the Company.
Josh Ward was given 10,000 shares to compensate him for webmaster services for the Company.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

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

ITEM 6: EXHIBITS & REPORTS:

        Exhibits

        99.1 Certification of Chief Executive Office and Chief Financial Officer

                                       3

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2003                   /s/ Dr. Joseph P. D'Angelo
                                          -----------------------------------
                                            Dr. Joseph P. D'Angelo
                                            President