Form 10KSB/A
period 2002-12-31
AMERICARE HEALTH SCAN INC
filed 2003-04-29
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
         (State or Other Jurisdiction                (I.R.S. Employer
        of Incorporation or Organization)           Identification No.)

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

                TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 COMMON STOCK                               N/A
                 .001 Par Value

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

            ANA-SAL® SALIVA COLLECTOR - The Company's Saliva Collector Device is
designed for the collection, recovery, dispensing, and on the spot testing of saliva samples.

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

         ANA-SAL®  HIV SALIVA TEST - Rapid,  accurate and early diagnosis of HIV infection is essential to prevent the spread of the disease, and to commence treatment. The Company is attempting to introduce into the international market its third generation Ana-Sal® Saliva HIV-1/HIV-2 and Subtype "O" Test. The
saliva collection and analysis procedures take approximately 10 to 20 minutes.
Efforts are currently underway to market and sell this test for professional use only in countries outside the United States.

         ANA-SAL® PEPTIC ULCER TEST - Peptic Ulcer Disease, a condition characterized by chronic inflammation and painful sores in the stomach or small intestine, affects approximately 35% of the adult population of the United
States, and hundreds of millions of people worldwide. Present testing methods include endoscopy with stomach biopsy (an invasive surgical procedure requiring removal of stomach tissue), culture, and blood testing. Breath tests require the patient to drink radioactive materials in some instances. These testing methods are costly and time-consuming, and some are invasive and uncomfortable.

Upon completion of the merger with Americare International Diagnostics, Inc., the Company now owns the first non-invasive, rapid, non-radioactive technology for the direct detection of the disease process known as Active Helicobacter
Pylori ("H-Pylori") for patients with Peptic Ulcer diseases. The Ana-Sal® Saliva
Test for H. Pylori is simple, provides a cost-effective means for direct sampling, and requires only a 30 second procedure for the detection of active H.
Pylori infection.

It is estimated that almost 10 million Americans are diagnosed each year with
Peptic Ulcers.

The Company has a pending United States patent application relating to this technology.

         BLOOD GLUCOSE TEST - Upon completion of the merger with Americare
Diagnostics, Inc., the Company now owns and is developing and obtaining patents on a noninvasive method for testing analytes, including blood glucose levels.
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

         TRANSDERMAL DRUG DELIVERY TECHNOLOGY - Upon  completion of the merger with Americare Technologies, Inc., the Company will have the ability to develop transdermal drug delivery systems for high molecular weight drugs. Transdermal drug delivery systems move a drug from the surface of skin through the skin and into the bloodstream, typically via an adhesive bandage-like device. Such systems provide a safe and reliable alternative for the delivery of many drugs.
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

COMPETITION

The markets in which we will participate are highly competitive. The Company is aware of certain other entities, specialized biotechnology firms, as well as universities and other research institutions, which have patented, developed, or are developing technologies and products that are competitive with the Company's products and technologies. These entities, most of which are established, have substantially greater research, marketing and financial resources than the
Company. The Company expects that the number of products competing with its actual and proposed products will increase as the potential benefits of the
Company's technologies become more widely recognized.

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

EMPLOYEES AND DISTRIBUTORS

The Company currently has two full-time employees and two full-time consultants.
For the past several years, the efforts of these employees and consultants have been focused on handling the Company's legal affairs and day to day operations, including the various pieces of litigation in which the Company and its
President have been involved as both a Plaintiff and Defendant. The Company is not subject to any collective bargaining agreement, and believes that its relationships with its employees are good. The officers of the Company are as follows: Joseph P. D'Angelo, President and Chief Executive Officer; Dr. Horace
Seidel, Secretary; Dr. Bruce Greenberg, Treasurer; and Abraham Schaefer, Vice
President.

RISK FACTORS

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

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about the Company upon which to base an evaluation of our performance, or to make a decision regarding an investment in shares of our common stock. The Company has incurred a net loss for the year ended December 31, 2002 of $1,343,901 and for the year ended
December 31, 2001 of $1,227,107. The Company has accumulated stockholders'
deficits of $6,153,883 through December 31, 2002 and $4,948,110 through December
31, 2001. The Company's cash and equivalents balance at December 31, 2002 was $0 and $33,419 at December 31, 2001. Our use of cash in operations was $326,288 for the year ended December 31, 2002 and $342,138 for the year ended December
31,2001.

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

POSSIBLE VOLATILITY OF STOCK PRICE

The Company's common stock is traded on the Pink Sheets in the Over the Counter
Bulletin Board. Selling the Company's common stock may be difficult because of low or non-existent volume (small quantities of shares are bought and sold), and security analyst and news media coverage of the Company is almost non-existent.
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

AUDITOR'S CONCERNS

The report issued by the independent certified public accountants that audited the financial statements of the Company at December 31, 2002, includes a paragraph that raises doubts as to our ability to continue in business. The financial statements as of that date do not include any adjustments that would be needed if we went out of business.

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

CONTROL BY MANAGEMENT

Dr. D'Angelo, his family, and affiliated entities currently own 89% of the
Company's issued and outstanding shares. Dr. D'Angelo, his family, and affiliated entities also currently hold promissory notes from the Company and its subsidiary that are secured by the Company's assets. These notes are payable upon demand.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has available approximately 20,805 square feet of finished office, laboratory and warehouse space in Miami, Florida. The current annual rent is
$221,573. The Company has executed a lease with Universal Realty and Development
Company, a division of Daycon Investors Associates, Inc., and a related entity owned by Dr. D'Angelo, his family, and affiliated entities. The Company is accruing rent payments at this time.

The Company owns 4,000,000 shares of Interventional Research Technologies, Inc., a corporation that was involved in developing patents. These shares are recorded in the Company's financial statements as other assets, and were valued at their original cost of $4,000. During 2000, this investment was written down to zero.

Property and equipment, including fixed assets specifically identified as office equipment, medical equipment, automobiles, and leasehold improvements, less accumulated depreciation, were listed at a net book value of $97,329 as of
December 31, 2002 and $113,507 as of December 31, 2001. Depreciation expense for
2002 was $32,538 and for 2001 was $34,303.

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
The Court granted the Companies Motion to Strike and Enter Default against Mr.
Aronowitz. On February 7, 2003 the Company dismissed the action against Mr.
Aronowitz reserving the right to bring an action on damages only in the future.

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

In June, 2002, the Company filed a lawsuit against Market Surveys International,
Inc. and Bernard Schmitt, individually, Dade County, Circuit Court Case No.:
02-15173, alleging breach of contract regarding Market Surveys International,
Inc.'s agreement to provide marketing services to the Company. The case was settled on July15, 2002 wherein the defendants agreed to return shares of stock in the company to the Company and retain 11,500 shares of stock in the Company to compensate it for the marketing services provided for the company. However, pursuant to said agreement, the company retains the option to purchase the stock from Defendant for 120 days for the price of $3.00. Pursuant to said agreement, the case was dismissed and the Company decided not to exercise its option during the option period.

In August 13, 2002, Terry Walcott filed a lawsuit against the Company for breach of promissory note and money lent totally regarding promissory notes and loans to the Company totaling $25,000. On January 28, 2003, the Plaintiff was granted partial summary on two of the notes totally $20,000. The remainder of the case remains ongoing and discovery is continuing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2002, the Company submitted to its security holders to vote on the merger of Americare Diagnostics, Inc., Americare International Diagnostics,
Inc., and Americare Biologicals, Inc. into AMIT. As a result of the merger of the aforementioned companies, Americare Health Scan, Inc. now controls over thirteen patents and other technologies. Dr. Joseph P. D'Angelo, his family, and affiliated entities control the Company, and Dr. D'Angelo is the President of the Company and its affiliates. The Merged Corporations agreed to accept
2,000,000 shares of stock in the Company each in exchange for shares in the
Company. The Stockholders of the Merged companies were awarded stock in
Americare Health Scan, Inc. pursuant to the number of shares owned in the Merged companies as follows: Americare Technologies, Inc.: 8.98% of the shares of the stock of the Merged Corporation.; Americare Diagnostics, Inc.: 8.98% of the
shares of the stock of the Merged Corporation; and, Americare International
Diagnostics, Inc.: 10.72% of the shares of the stock of the Merged Corporation.
The Stockholders of the Merged Companies were notified of the merger at the notice of annual meeting of the corporation, annual meeting of the corporation and by correspondence dated 3/22/02. During the period of 2002 the company issued 4,406,301 shares to the stockholders of the merged companies pursuant to the aforementioned merger.

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

As of December 31, 2002, there were 900 shareholders of record of the Company's common stock. The Company has a total of 19,224,970 shares of common stock currently issued and outstanding, and 16,748,298 of those shares are restricted.

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

Our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures, and business development for the next twelve months. At our current utilization rate of $28,000 per month, we will need
$336,000 for the next fiscal year. The Company does not currently maintain any lines of credit, nor does it have any agreements in place for additional capital.

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

ITEM 7.  FINANCIAL STATEMENTS

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           December 31, 2002 and 2001

                                                           TABLE OF CONTENTS

                                                                        Page No.

Financial Statements:

         Independent Auditors' Report                                          2

         Consolidated Balance Sheets                                           4

         Consolidated Statements of Operations                                 5

         Consolidated Statements of Changes in Stockholders' Deficit           6

         Consolidated Statements of Cash Flows                                 7

         Notes to Consolidated Financial Statements                            8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders' of
Americare Health Scan, Inc., and its Subsidiary

We have audited the accompanying consolidated balance sheet of Americare Health
Scan, Inc., and its Subsidiary, (the "Company") as of December 31, 2002, and the
related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of the Company as of December 31, 2001 and the consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended and from February 3, 1994 (Date of inception) to December
31, 2001 were audited by other auditors whose report thereon, dated March 15,
2002 expressed a qualified opinion with respect to a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americare Health Scan, Inc., and its Subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

April 11, 2003
Plantation, Florida

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001

                                     ASSETS

                                                 December 31,    December 31,
                                                    2002            2001
                                                 ------------    ------------

CURRENT ASSETS
   Cash                                          $         -     $     33,419
   Notes receivable - related parties                  29,323              -
                                                 ------------    ------------
        TOTAL CURRENT ASSETS                           29,323          33,419
                                                 ------------    ------------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION            97,329         113,507
                                                 ------------    ------------

OTHER ASSETS
   Investments                                            615             615
   Patents and intangibles, net of amortization       122,907         129,251
                                                 ------------    ------------
       TOTAL OTHER ASSETS                             123,522         129,866
                                                 ------------    ------------

       TOTAL ASSETS                              $    250,174    $    276,792
                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                              $    172,093    $     64,573
   Accrued officer's compensation                   1,352,000       1,144,000
   Accrued expenses                                 1,756,080       1,527,350
   Notes payable-stockholders                         444,296         431,127
   Notes payable-related parties                      847,950         710,622
   Convertible notes payable                          199,460         147,260
   Accrued interest- stockholder and
      related parties                               1,632,178       1,198,749
   Accrued interest- other                                 -            1,221
                                                 ------------    ------------
       TOTAL CURRENT LIABILITIES                    6,404,057       5,224,902

STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001 per share;
     50,000,000 shares authorized;  19,224,970
     and 14,765,000 shares issued and outstanding
     in 2002 and 2001, respectively                    19,225          14,765
  Additional paid-in capital                        1,696,531       1,355,218
  Deficit accumulated during the development stage (7,869,639)     (6,318,093)
                                                  ------------    ------------
     TOTAL SHAREHOLDERS' DEFICIT                   (6,153,883)     (4,948,110)
                                                  ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    250,174    $    276,792
                                                  ============    ============

    The accompaning notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
 AND FOR THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                         December 31,  December 31,    Inception to
                                             2002         2001      December 31, 2002
                                         ------------  ------------  ------------

SALES                                    $         -   $         -   $         -

OPERATING EXPENSES:
   Other general and administration           381,803       374,328     2,185,990
   Wages                                      274,793       313,886     1,721,437
   Rent                                       239,075       237,634     1,192,008
   Research and development costs                  -             -      1,086,783
                                         ------------  ------------  ------------
TOTAL OPERATING EXPENSES                      895,671       925,848     6,186,218
                                         ------------  ------------  ------------

OPERATING LOSS                               (895,671)     (925,848)   (6,186,218)

OTHER INCOME (EXPENSE)
   Settlement and miscellaneous income          4,301            -          4,301
   Litigation-settlement proceeds                  -         70,253       459,143
   Litigation expense                         (22,500)           -        (22,500)
   Interest expense                          (430,031)     (365,374)   (1,630,523)
   Loss from investments                           -            (21)       (5,386)
   Loss from flood                                 -             -       (274,694)
   Loss on disposal of fixed asset                 -         (6,117)       (6,117)
                                         ------------  ------------  ------------
                                             (448,230)     (301,259)    (1,475,776)

LOSS BEFORE INCOME TAXES                   (1,343,901)    (1,227,107)   (7,661,994)

INCOME TAX EXPENSE (BENEFIT)                       -              -             -
                                         ------------  ------------  ------------

NET LOSS                                 $ (1,343,901) $ (1,227,107) $ (7,661,994)
                                         ============= ============  ============

NET LOSS PER SHARE                       $      (0.07) $      (0.08)

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                     19,224,970    14,765,148

   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
 AND FOR THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                                                 ADDITIONAL
                                            COMMON STOCK          PAID-IN     DEFICIT
                                          SHARES      AMOUNT      CAPITAL   ACCUMULATED   TOTAL
                                        ----------- ----------- ----------- ----------- -----------

INCEPTION, FEBRUARY 3, 1994                  50,000 $        50 $     5,750 $        -  $     5,800

  Net loss (Inception to December 31, 1995)
                                                 -           -      (98,832)    (98,832)
                                        ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 1995                50,000          50       5,750     (98,832)    (93,032)

Stock split (116 to 1)                    5,750,000       5,750      (5,750)         -           -

Issuance of common shares
  regarding acquisition of assets
  from Americare Transtech, Inc.,
  acquisition of subsidiary Americare
  Biologicals, Inc., and regarding
  pretrading private placements.          6,541,800       6,542   1,259,516          -     1,266,058

Issuance of common shares
  regarding merger with Enironmental Digital
  Systems, Inc.                             370,370         370        (370)         -            -

Net loss
                                                 -                        -    (765,181)    (765,181)
                                         ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 1996            12,712,170      12,712   1,259,146    (864,013)     407,845

Issurance of common shares

  for services rendered                       5,000           5      16,245          -        16,250

Net loss
                                                 -                       -     (785,509)    (785,509)
                                        ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 1997            12,717,170      12,717   1,275,391  (1,649,522)    (361,414)

Issuance of common shares
  to acquire 25% interest in Americare
  Diagnostics, Inc. and Americare
  International Diagnostics, Inc.
  (based on book value of affiliated

  companies)                              2,000,000       2,000          -           -         2,000

Net loss
                                                 -                       -     (846,859)    (846,859)
                                         ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 1998            14,717,170      14,717   1,275,391  (2,496,381)  (1,206,273)

Issuance of common shares
 for private placement                       30,000          30      49,970          -        50,000

Issuance of common shares
  for services rendered
  (based on value of services)               12,278          12      23,252          -        23,264

Issuance of common shares
  for corporate counsel and director fees
  (based on trading activity at time
   of issuance)                               2,500           3       4,272          -         4,275

Net loss
                                                 -                       -   (1,471,031)  (1,471,031)
                                          ----------- ----------- ----------- ----------- -----------
BALANCES AT DECEMBER 31, 1999            14,761,948      14,762   1,352,885  (3,967,412)  (2,599,765)

Issuance of common shares
  for director fees (based on trading activity
  (based on trading activity at time of
  issuance)                                   3,200           3       2,333         -          2,336

Net loss
                                                 -           -           -   (1,123,574)  (1,123,574)
                                        ----------- ----------- ----------- ----------- -----------
BALANCES AT DECEMBER 31, 2000            14,765,148      14,765   1,355,218  (5,090,986)  (3,721,003)

Net loss
                                                 -           -           -   (1,227,107)  (1,227,107)
                                        ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 2001            14,765,148      14,765   1,355,218  (6,318,093)  (4,948,110)

Issuance of common shares

  for conversion of note payable            340,000         340     171,124          -       171,464

Issuance of common shares in exchage

  for services performed                     10,000          10       9,490          -         9,500

Issuance of common shares
  pursuant to merger                      4,109,822       4,110     160,699    (207,645)     (42,836)

Net Loss
                                                 -           -           -   (1,343,901)  (1,343,901)
                                        ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 2002            19,224,970 $    19,225 $ 1,696,531 $(7,869,639)$(6,153,883)
                                        =========== =========== =========== =========== ============

   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                December 31, 2002
  AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                                                 ADDITIONAL
                                            COMMON STOCK          PAID-IN     DEFICIT
                                          SHARES      AMOUNT      CAPITAL   ACCUMULATED   TOTAL
                                        ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 1999            14,761,948      14,762   1,352,885  (3,967,412)  (2,599,765)

Issuance of common shares
  for director fees (based on trading
  activity

  (based on trading activity at time
  of issuance)                                3,200           3       2,333          -         2,336

Net loss
                                                -            -           -   (1,123,574)  (1,123,574)
                                        ----------- ----------- ----------- ----------- ------------

BALANCES AT DECEMBER 31, 2000            14,765,148      14,765   1,355,218  (5,090,986)  (3,721,003)

Net loss
                                                 -            -           -  (1,227,107)  (1,227,107)
                                        ----------- ----------- ----------- ----------- ------------

BALANCES AT DECEMBER 31, 2001            14,765,148      14,765   1,355,218  (6,318,093)  (4,948,110)

Issuance of common shares

  for conversion of note payable            340,000         340     171,124          -       171,464

Issuance of common shares in exchage

  for services performed                     10,000          10       9,490          -         9,500

Issuance of common shares
  pursuant to merger                      4,109,822       4,110     160,699    (207,645)     (42,836)

Net Loss
                                                 -           -           -   (1,343,901)  (1,343,901)
                                         ----------- ----------- ----------- ----------- -----------

BALANCES AT DECEMBER 31, 2002            19,224,970      19,225   1,696,531  (7,869,639)  (6,153,883)
                                         ==========  ==========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  December 31,     December 31,     Inception to
                                    2002              2001            December
                                                                      31, 2002
                                  ------------     ------------    -------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net loss                        $(1,343,901)     $(1,227,107)    $ (7,661,994)
  Adjustments to reconcile net
  loss to net cash
   used in operating activities:
    Depreciation and amortization       41,155           42,920          408,600
    Undepreciated cost of
     equipment lost in flood                 -                -          274,694
    Loss on disposal of fixed assets         -            6,117            6,117
    Changes in assets and liabilities:
         Other assets                        -                -                -
         Accounts payable              107,520            1,368          172,091
         Accrued officer's
          compensation                 208,000          208,000        1,352,000
         Accrued expenses              228,730          261,190        1,756,080
         Accrued
           interest-stockholder
            and related parties        432,208          364,153        1,630,957
         Accrued interest-other              -            1,221            1,221
                                  ------------     ------------    -------------

  Net cash used in operating
   activities                        (326,288)        (342,138)      (2,060,234)
                                  ------------     ------------    -------------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Amounts loaned to related
   entities                           (29,323)                         (176,969)
  Collections of loans receivable            -                -          117,165
  Purchase of investment                     -                -          (6,000)
  Loss from investment                       -               21            5,386
  Payments for patents                       -                -        (150,793)
  Purchase of property
   and equipment                       (5,750)          (1,375)        (746,120)
                                  ------------     ------------    -------------

  Net cash used in investing
   activities                         (35,073)          (1,354)        (957,331)
                                  ------------     ------------    -------------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Cash repaid on stockholder loan            -         (28,522)         (38,222)
  Proceeds from stockholder notes       13,169           57,048          439,296
  Proceeds from related party notes     81,609          208,385          861,084
  Proceeds from convertible notes      223,664          140,000          375,924
  Proceeds from the issuance
   of common stock                       9,500                -        1,379,483
                                  ------------     ------------    -------------

  Net cash provided by financing
   activities                          327,942          376,911        3,017,565
                                  ------------     ------------    -------------

NET INCREASE (DECREASE) IN CASH       (33,419)           33,419                -

CASH, BEGINNING                         33,419                -                -
                                  ------------     ------------    -------------

CASH, ENDING                      $          -     $     33,419    $           -
                                  ============     ============    =============

Non-cash Activity:
 Issuance of common shares        ------------
  for conversion of note payable  $    171,464
                                  ============
 Issuance of common shares
  pursuant to merger:             $    164,809
                  Assets              (12,883)
                  Liabilities           55,719
                  Retained Deficit   (207,645)
                                  ------------
                                  $    151,926
                                  ============

   The accompanying notes are an integral part of these financial statements.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,343,901 for the year ended December 31, 2002, and as of that date, current liabilities exceeded current assets by $6,374,734 and its total liabilities exceeded its total assets by $6,153,883. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the
Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Americare Health
Scan, Inc. and its subsidiary, Americare Biologicals, Inc. intercompany balances and transactions have been eliminated in consolidation. Americare Biologicals,
Inc. was acquired by the Company on September 30, 1996 and was accounted for under the pooling of interests method.

FINANCIAL INSTRUMENTS

In accordance with Financial Accounting Standards Board Statement No. 107
"Disclosures about Fair Value of Financial Instruments," (SFAS 107), the Company
has, were appropriate, estimated the fair value of financial instruments. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

CREDIT RISK

All of the Company's notes receivable are from related parties and are not considered a significant credit risk.

RECLASSIFICATION

Certain reclassifications were made to the 2001 consolidated financial statements in order for the presentation to conform to the 2002 consolidated financial statement presentation.

CASH

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

PATENTS AND INTANGIBLES

Patents are accounted for at cost. Amortization of these intangible assets is provided on a straight-line basis over their respective useful lives (i.e. their legal lives of 17.5 years).

LOSS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No.
128,"Earnings Per Share," (SFAS 128). Under SFAS 128, basic net income (loss)
per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflect the maximum dilution that would have resulted from the assumed exercise related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

FINANCIAL STATEMENT ESTIMATES

The preparation of financial statements in conformity with Generally Accepted
Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company.

Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations, using the purchase method.
Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination.
This statement is effective for business combinations initiated on or after July
1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which goodwill and other intangibles should be accounted for subsequent to their initial recognition in the financial statements. This statement is effective for all fiscal years beginning after December 15, 2001.
The Company is currently amortizing its patents over their useful and legal life of 17.5 years. The Company believes that the implementation of SFAS 142 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived
Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized, among other exclusions.
SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of
Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related
Information. This statement is effective for all fiscal years beginning after
December 15, 2001. The Company believes that the implementation of SFAS 144 on
April 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, Recession of SFAS Statements No. 4 and 64, Amendment of SFAS
No. 13, and Technical Corrections," updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, and as a result,
SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications which have economic effects similar to those of sale-leaseback transactions. The Company believes that the implementation of SFAS 145 did not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                  2002                 2001
                                ---------           ---------

Office Equipment                $  24,296           $   7,936
Medical Equipment                 190,173             190,173
Leasehold Improvements             90,470              90,470
                                ---------           ---------

 Subtotal                         304,939             288,579
Less: Accumulated
      Depreciation               (207,610)           (175,072)
                                ---------           ---------

Net Amount                      $  97,329           $ 113,507
                                =========           =========

Depreciation expense was $32,538 for 2002 and $34,303 for 2001.

NOTE 3 - INVESTMENTS

During 1996, the Company acquired 4,000,000 shares of Interventional Research
Technologies, Inc., a closely held company, for a cost of $4,000. This corporation is no longer operating and has been dissolved by the State of
Florida. In 2000, the value of this investment was written down to zero.

The Company, effective January 1, 1998, acquired 5,563,918 shares (a 25%
interest) in Americare Diagnostics, Inc. in exchange for 1,000,000 shares of the
Company's stock. Americare Diagnostics, Inc. owns the patent for the invention titled Integrated System for Biological Fluid Constituent Analysis. Because the
Company exercises significant influence, Americare Diagnostics is accounted for under the equity method. The Company's share of net loss was $21 for 2001.

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

NOTE 4 - PATENTS AND INTANGIBLES

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

Intangible assets are summarized by major classification as follows:

                                                      2002              2001
                                                   ----------         ---------
                  Patent                           $  150,793         $ 150,793
                  Others                                2,273                -
                                                   ----------         ---------
                                                      153,066           150,793
                  Less accumulated amortization      (30,159)          (21,542)

                                                   $  122,907         $ 129,251

Amortization expense for years ended December 31, 2002 and 2001 was $8,617 and
$8,617 respectively.

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

As of December 31, 2002 and 2001 the amount of net operating loss carryforwards was $7,867,240 and $6,318,093 respectively.

Due to uncertainty  regarding the levels of future  earnings,  the Company has recorded a valuation  allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carryforwards.

The components of the net deferred tax assets are as follows:

                                         2002                 2001
                                    ------------          -----------
Deferred tax assets:

Net operating loss carryforwards    $ 1,573,448           $ 1,263,619
Less: Valuation allowance            (1,573,448)           (1,263,619)
                                     -----------           -----------

Net deferred tax asset              $         0           $         0
                                    ===========           ===========

The Company's tax benefit differs from the "expected" tax expense (benefit) for the years ended December 31, (computed by applying the Federal Corporation tax rate of 34% to loss before taxes), as follows:

                                                         2002         2001

         Statutory rate applied to loss
           before income taxes                      $(457,000)     $ (417,000)
         State income taxes, net of
           federal income tax effect                   (71,000)         (65,000)
         Changes in valuation allowance                528,000          482,000

                                                            -       $        -

NOTE 6 - NOTES PAYABLE AND ACCRUED EXPENSES - STOCKHOLDERS

During 2002, 2001, and prior years, the President of the Company and major stockholder has advanced funds to the Company. The loan balances as of December
31, 2002 and 2001 are $380,230 and $384,030, respectively.

In addition, on August 28, 1999 the Board of Directors approved an annual salary of $208,000 for the President of the Company retroactive to June 30, 1996. The amount of accrued salary as of December 31, 2002 and 2001 is $1,352,000 and
$1,144,000, respectively.

These amounts due to the President and majority stockholder are payable on demand. The amount of accrued interest payable to the President as of December
31, 2002 and 2001 is $679,368 and $508,387, respectively.

In May 2000, the Company, as debtor, and its Subsidiary, as additional debtor, issued a promissory note secured by a security agreement to the Company's
President and majority stockholder relating to the loans and accrued expenses described above. The promissory note is in the principal amount of $1.4 million, with a blanket provision for additional advances up to the principal sum of $2 million. The note bears interest at 2% over the prime rate with a minimum of 8%
and a maximum of 18%. The security agreement encumbers essentially all assets of the Company and its Subsidiary.

In addition to the loans and accrued expenses payable to the President and majority stockholder of the Company, additional loans were advanced to the
Company by other stockholders. These loans are partially evidenced by interest bearing promissory notes and some of the promissory notes provide an option to convert the loan into shares of the Company's common stock. The loan balances as of December 31, 2002 and 2001 are $64,067 and $47,097, respectively.

NOTE 7 - NOTES PAYABLE & ACCRUED EXPENSES - RELATED PARTIES

During 2002, 2001, and prior years, the Company received loans from related parties. The loan balances as of December 31, 2002 and 2001 are $847,950 and
$710,622, respectively.

In addition, expenses for rent and management fees payable to related parties are being accrued. The amount of accrued expenses as of December 31, 2002 and
2001 is $1,756,080 and $1,527,350 respectively (see Note 9).

These amounts due to related parties are payable on demand. The amount of accrued interest payable to the related parties as of December 31, 2002 and 2001 is $938,103 and $689,777, respectively.

In May 2000, the Company, as debtor, and its Subsidiary, as additional debtor, issued promissory notes secured by security agreements to two related companies, controlled by the Company's President and majority stockholder, relating to the loans and accrued expenses described above. The promissory notes are in the total principal amount of $1.2 million. The notes bear interest at 2% over the prime rate with a minimum of 8% and a maximum of 18%. The security agreements encumber essentially all assets of the Company and its Subsidiary.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

During 2002 and 2001, the Company received loans from a former employee and unrelated third parties, in exchange for which the Company signed promissory notes to the parties that contain an option allowing the note holder to convert the loans into shares of the Company's common stock. These loans are payable on demand.

In February 2002, the Company, as debtor, and its Subsidiary, as additional debtor, entered into a security agreement with one of the note holders. The security agreement, encumbers essentially all assets of the Company and its
Subsidiary in an amount up to $250,000 in accordance with a blanket secured promissory note signed in 2002. The balance of funds advanced by this party as of December 31, 2002 and 2001 were $169,460 and $122,260, respectively.

NOTE 9 - EQUITY

On February 3, 1994, the Company issued its initial 50,000 shares.

During 1996 the Board of Directors voted and approved a 116 to 1 stock split, therefore increase shares outstanding to 5,800,000. In 199, the Company also issued 6,912,170 shares and obtained additional funding in excess of capital of
$1,259,146 from pretrading private placements and acquisition of American
Transtech, Inc., Americare Biologicals, Inc., and Environmental Digital Systems,
Inc.

In 1997, the Company issued 5,000 shares of $0.001 par value common stock for services rendered. The shares issued were valued and recorded on the Company's books at the value of the service rendered.

In 1998, the Company issued 2 million common shares to acquire a 25% interest in
Americare Diagnostic, Inc., and Americare International Diagnostic, Inc. The
value of shares issued was based on the book value of the interest acquired.

During a private placement in 1999, the Company issued 30,000 common shares. The
Company also issued 12,278 shares of common stock for services rendered in 1999.
The shares issued were recorded at the value of the service rendered. During
1999, the Company issued 2,500 shares of common stock to its corporate counsel and director for unpaid fees. The value of shares issued was equal to fair market value based on trading activity.

During 2000, the Company issued 3,200 shares of common stock to its director for unpaid fees. The value of shares issued was based on trading activity at the time of issuance.

During 2002, a debt holder selected to convert his notes payable to common stock. The conversion rate and the market value of the shares were equal and no additional value related to the conversion was necessary.

In 2002, the Company issued 10,000 shares common stock for services rendered.
The shares issued were valued and recorded on the Company's books at the value of the service rendered.

During the fourth quarter of 2002, the Company has issued 4,109,822 of common shares to stockholders of Americare Technologies, Inc., Americare Diagnostic,
Inc., and Americare International Diagnostic, Inc., in exchage for the net assets of the acquired companies See Note XXX.

NOTE 10 - LOSS PER SHARE

Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share does not include the effects of common stock equivalents as they are antidilutive.

Basic weighted and dilutive average numbers of shares outstanding at December 31 are as follows:

                                                      2002               2001
  Basic and dilutive weighted average
    number of shares outstanding                    19,224,970      14,765,000

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company leased production, warehouse, and office space from a related company on a month to month basis. Rent charged is based on square footage used. Rent charged by the related company and accrued by the
Company was $221,573 in 2002 and $221,573 in 2001. On October 15, 2001, the
Company signed a lease with the related company. Under the lease, rent remained the same and accruals continued at the same rate until December 31, 2001, when accrued payments of $55,390 for the quarter ending December 31, 2001 and a
$20,000 security deposit is due. Future rent is to be payable on a monthly basis. Subsequent to December 31, 2001, payments required under the lease have not been made.

Future minimum lease payments are as follows:

                     Production           Warehouse         Administrative
                     ----------           ---------         --------------
         2003        $ 163,637             $ 19,596            $ 38,340
         2004          163,637               19,596              38,340
         2005          163,637               19,596              38,340
         2006          163,637               19,596              38,340
         2007          163,637               19,596              38,340

In addition, the Company incurred management fees to another related corporation for bookkeeping, janitorial, and administrative services. Fees charged are based on an allocation of salaries and payroll taxes for employees of the related party, based on the percentage of time spent on behalf of the Company.
Management fees of $45,453 in 2002 and $50,876 in 2001 are included in accrued expenses.

The related corporations referred to in the previous paragraphs are controlled by the President of the Company (see Notes 7 - Notes Payable & Accrued Expenses
- Related Party).

NOTE 12 - OFFICER'S COMPENSATION

On August 28, 1999 the Board of Directors approved an annual salary of $208,000 for the President of the Company retroactive to June 30, 1996. The amount of accrued salary as of December 31, 2002 and 2001 is $1,352,000 and $1,144,000,
respectively (see Note 6 - Notes Payable & Accrued Expenses - Stockholders).

NOTE 13 - STOCK COMPENSATION

Financial Accounting Standards Board Statement No. 123, Accounting for
Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected.

In 2002, the Board of Directors authorized shares be issued to Directors who attended Board meetings as follows: Joseph P. D'Angelo 400 shares; Horace Seidel
400 shares; Joel Kallan 400 shares; Heywood Broad 300 shares; Samuel Mallis 200 shares; Eugene D'Angelo 100 shares; Abraham Schaefer 100 shares; Bruce Greenberg
100 shares; David Maya 100 shares; and Eugene Foltuz 300 shares.

NOTE 14 - LITIGATION

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
The Court granted the Companies Motion to Strike and Enter Default against Mr.
Aronowitz. On February 7, 2003, the Company dismissed the action against Mr.
Aronowitz reserving the right to bring an action on damages only in the future.

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

In June, 2002, the Company filed a lawsuit against Market Surveys International,
Inc. and Bernard Schmitt, individually, Dade County, Circuit Court Case No.:
02-15173, alleging breach of contract regarding Market Surveys International,
Inc.'s agreement to provide marketing services to the Company. The case was settled on July 15, 2002 wherein the defendants agreed to return shares of stock in the company to the Company and retain 11,500 shares of stock in the Company to compensate it for the marketing services provided for the company. However, pursuant to said agreement, the company retains the option to purchase the stock from Defendant for 120 days for the price of $3.00. Pursuant to said agreement, the case was dismissed and the Company decided not to exercise its option during the option period.

In August 13, 2002, Terry Walcott filed a lawsuit against the Company for breach of promissory note and money lent totally regarding promissory notes and loans to the Company totaling $25,000. On January 28, 2003, the Plaintiff was granted partial summary on two of the notes totally $20,000. The remainder of the case remains ongoing and discovery is continuing.

NOTE 15 - MERGER

On February 28, 2002, the Company's stockholders approved a Plan of Merger under which Americare Technologies, Inc., Americare International Diagnostics, Inc.
and Americare Diagnostics, Inc. would be merged with Americare Health Scan,
Inc., the surviving corporation. The stockholders of all three merging corporations also approved the plan. Under the terms of the Plan of Merger, the stockholders of each corporation will receive a proportionate share of two million shares of the common stock of Americare Health Scan, Inc. in exchange for 100% of their shares of the merging corporation.

The actual merger took place during the fourth quarter of 2002. For accounting purposes, the acquisition has been treated as a capital transaction an as a recapitalization of the Company. The financial statements have been adjusted to reflect the changes in equity structure. The operations are those of the Company for all periods presented from the recapitalization date. All three merging corporations were under common control and the accompanying consolidated balance sheets reflect at historical cost the net assets of the merging corporations and
Americare Health Scan, Inc., at December 31, 2002. No proformas are shown here since the results of operations of the merging corporations are considered immaterial. For the recapitalization, the equity accounts of the Company have been restated based on the shares issued in the exchange.

The historical book value of the assets and liabilities of the merging corporations at the time of the acquisition is summarized as follows:

                       Assets                $  54,083
                       Liabilities           $  96,920

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

The Company has retained Berkovits, Lago & Company, LLP to conduct independent audits of the Company's books and records since 2002. The independent auditors'
report for the year ended December 31, 2002 is included herein in Item 7 above.

There were no disagreements between the Company and Berkovits, Lago & Company,
LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Berkovits, Lago & Company, LLP would have caused it to make reference to the subject matter of the disagreements in connection with its report. PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors of Americare Health Scan, Inc. currently consists of eight members. All directors hold office until the next annual meeting of stockholders scheduled for April 22, 2003, or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until the successors are appointed.

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

M. Eugene D'Angelo (Director) Mr. D'Angelo's multi-disciplinary background gives him a unique ability to apply advanced analytical techniques to a variety of challenging problems. He has extensive education and experience in many areas of science, engineering, finance and mathematics; and has been using the computer to solve difficult problems for over 35 years. Mr. D'Angelo earned a Ph.D from
University of Central Florida in Industrial Engineering, and Masters Degrees in
Finance and Operations Research from the State University of New York at
Buffalo.

ITEM 10. EXECUTIVE COMPENSATION

The Table below summarizes the annual compensation of Dr. D'Angelo, the
Company's President and sole officer during 1999-present:

-------------------- ---------------- ----------------------- -------------- ----------------

NAME                     TITLE          SALARY/FISCAL YEAR        BONUS         AWARDS
-------------------- ---------------- ----------------------- -------------- ----------------

Joseph P. D'Angelo      President     $208,000.00 (deferred)*      N/A            N/A
-------------------- ---------------- ----------------------- -------------- ----------------

* In 1999, the Directors of the Company passed a Resolution authorizing the accrual of salary to Dr. D'Angelo retroactive to June 1996, on a demand basis.
On the basis of an annual salary of $208,000.00 per year, it is estimated that the Company owes Dr. D'Angelo $1,352,000 for the period of July 1996 through
December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding the ownership of the Company's common stock as of December 31, 2002, by the Company's directors, officers and employees.

----------------------- -------------------- ----------------------- --------------
TITLE OF CLASS           NAME & ADDRESS         AMOUNT AND NATURE        PERCENT
                                               OF BENEFICIAL OWNER      OF CLASS
----------------------- --------------------- ----------------------- --------------
Common Par Value $.001  Joseph P. D'Angelo      17,253,518 Shares          89%
                        Individually, family,  President & Director
                        affiliated entities.
---------------------- ---------------------- ----------------------- --------------
Common Par Value $.001  Directors & Officers    17,292,076 Shares          89%
                        as a group
---------------------- ---------------------- ----------------------- --------------

No other individual or entity owns 5% or more of the Company's issued and outstanding shares.

There are currently no arrangements that may result in "Changes in Control" of the Company as that term is defined by the provisions of Item 403(c) of
Regulation S-B.

In 2002, the Board of Directors authorized shares be issued to Directors who attended Board meetings as follows: Joseph P. D'Angelo 400 shares; Horace Seidel
400 shares; Joel Kallan 400 shares; Heywood Broad 300 shares; Samuel Mallis 200 shares; Eugene D'Angelo 100 shares; Abraham Schaefer 100 shares; Bruce Greenberg
100 shares; David Maya 100 shares; and Eugene Foltuz 300 shares.

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

During 2000, 2001, and 2002, the Company entered into several loan, lease, and management fee transactions with stockholders, affiliates and related entities.
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

There are no Anti-Takeover provisions in the Articles of Incorporation or Bylaws
f the Company.

                                    SIGNATURE

In  accordance  with  requirements  of the Exchange  Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Americare Health Scan, Inc.

                                               /s/ Dr. Joseph P. D'Angelo
                                                   Dr. Joseph P. D'Angelo
                                                   President

DATED: April 15, 2003

      STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report on Form 10-KSB of AMERICARE HEALTH
SCAN, INC. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, DR.
JOSEPH P. D'ANGELO, Chief Executive Officer and Chief Financial Officer of the
Company, certify that

         (1) the Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities and Exchange Act of 1934; and

         (2) information  contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

/s/ Dr. Joseph P. D'Angelo
    DR. JOSEPH P. D'ANGELO

April 15, 2003

                        CONSENT OF OFFICERS AND DIRECTORS

We the undersigned officers and Directors of Americare Health Scan, Inc. have reviewed the Form 10K-SB to be submitted to the U.S. Securities and Exchange
Commission and each hereby confirm that we are familiar with and aware of the information disclosed in the 10K-SB and that the same is true and accurate.

         /s/ Joel P. Kallan                          /s/ Joseph P. D'Angelo
             Joel P. Kallan, MD,                         Joseph P. D'Angelo, DDS
             Director                                    Director

         /s/ Horace Seidel                           /s/ Eugene D'Angelo
             Horace Seidel, MD                           Eugene D'Angelo
             Director                                    Director

         /s/ Heywood Broad                           /S/ David Maya
             Heywood Broad                               David Maya
             Director                                    Director

         /s/ Bruce Greenberg                         /s/ Abraham Schaefer
             Bruce Greenberg                             Abraham Schaefer
             Director                                    Director

Dated:  April 15, 2003