Form 10QSB
period 2003-03-31
AMERICARE HEALTH SCAN INC
filed 2003-05-20
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

           Class                                  Outstanding As of March 31, 2003
Common Stock $ .001 par value                                19,242,459

                                       1

This report has not been reviewed by the independent auditor in accordance with the Act, however, the Company intends to submit an amended report reviewed by the independent auditor.

                AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                         ASSETS

                                            31-Mar-03                  31-Dec-02
                                         ---------------------------------------

CURRENT ASSETS
 Cash                                    $          -                  $       -
 Notes receivables-
 related parties                               29,323                     29,323
 Prepaid expenses                                   -                          -
                                         ---------------------------------------
TOTAL CURRENT ASSETS                           29,323                     29,323
                                         ---------------------------------------

PROPERTY AND EQUIPMENT,
NET OF DEPRECIATION                            88,705                     97,329
                                         ---------------------------------------

OTHER ASSETS
 Investments                                      615                        615
 Patents, net of
 amortization                                 118,480                    122,907
 Other assets                                   2,273                          -
                                         ---------------------------------------
TOTAL OTHER ASSETS                            121,368                    123,522
                                         ---------------------------------------

TOTAL ASSETS                             $    239,396                  $ 250,174
                                         =======================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                        $    170,540                  $ 172,093
 Accrued officer's
 compensation                               1,404,000                  1,352,000
 Accrued expenses                           1,811,190                  1,756,080
 Notes payable-stockholders                   477,696                    444,296
 Notes payable-related parties                864,461                    847,950
 Convertible notes payable                    229,460                    199,460
 Accrued interest- stockholder
 and related parties                        1,758,312                  1,632,178
 Accrued interest- other                            -                          -
                                         ---------------------------------------
TOTAL CURRENT LIABILITIES                   6,715,659                  6,404,057

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value
 $.001 per share;
 50,000,000 shares authorized;
 19,242,459 and 19,224,970
 shares issued and outstanding
 in 2003 and 2002,respectively                 19,242                     19,225
 Additional paid-in capital                 1,699,314                  1,696,531
 Deficit accumulated during
 the development stage                    (8,194,819)                (7,869,639)
                                         ---------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (6,476,263)                (6,153,883)
                                         ---------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $    239,396                  $ 250,174
                                         =======================================

                                      F-1

                AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
   AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO MARCH 31, 2003

                                    March 31,                  March 31,                      Inception
                                      2003                       2002                          to 2003
                              --------------------      -----------------------        ---------------------

SALES                         $            -            $              -               $             -

OPERATING EXPENSES:
 Other general and
 administration                       75,237                      96,277                     2,261,227
 Wages                                65,623                      72,260                     1,787,060
 Rent                                 58,465                      59,671                     1,250,473
 Research and development
 costs                                     -                           -                     1,086,783
                             --------------------      -----------------------        ---------------------
TOTAL OPERATING EXPENSES             199,325                     228,208                     6,385,543
                             --------------------      -----------------------        ---------------------

OPERATING LOSS                     (199,325)                   (228,208)                    (6,385,543)

OTHER INCOME (EXPENSE)
 Settlement and miscellaneous
 income                                 280                            -                          4,581
 Litigation-settlement proceeds           -                            -                        459,143
 Litigation expense                       -                            -                       (22,500)
 Interest expense                 (126,134)                    (106,027)                    (1,756,657)
 Loss from investments                    -                            -                        (5,386)
 Loss from flood                          -                            -                      (274,694)
 Loss on disposal of
 fixed asset                              -                            -                        (6,117)
                             --------------------      -----------------------        ---------------------
                                  (125,854)                    (106,027)                    (1,601,630)

LOSS BEFORE INCOME TAXES          (325,179)                    (334,235)                    (7,987,173)

INCOME TAX EXPENSE (BENEFIT)              -                            -                      (207,646)
                              --------------------      -----------------------       ----------------------

NET LOSS                      $   (325,179)             $      (334,235)               $    (8,194,819)
                              ====================      =======================       =======================

NET LOSS PER SHARE                   (0.02)                       (0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            19,242,459                   14,765,148

                                       F-2

                AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
   FOR THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO MARCH 31, 2003

                                                COMMON STOCK               PAID-IN            DEFICIT           ADDITIONAL
                                            SHARES        AMOUNT           CAPITAL          ACCUMULATED           TOTAL                                                                           ------------------------------------------------ ---------------------------------------
                                           ---------------------        ------------       ------------        ------------                                                                                                             $                                    $
INCEPTION, FEBRUARY 3, 1994                 50,000            50        $      5,750       $          -         $     5,800                                                                            5                5              5                -                   5
 Net loss (Inception to
 December 31, 1995)                              -             -                   -           (98,832)            (98,832)

BALANCES AT DECEMBER 31, 1995               50,000            50               5,750           (98,832)            (93,032)

Stock split (116 to 1)                   5,750,000         5,750             (5,750)                  -                  -

 regarding acquisition of
 assets from
 Americare Transtech, Inc.,
 acquisition of
 subsidiary Americare
 Biologicals, Inc.,
 and regarding pretrading
 private placements.                     6,541,800         6,542           1,259,516                  -           1,266,058

 regarding merger with
Enironmental Digital
Systems, Inc.                              370,370           370                (370)                 -                   -

Net loss                                         -             -                   -                  -           (765,181)
                                        -----------------------------------------------------------------------------------                                                                                                                                                                                                            (864,013)
BALANCES AT DECEMBER 31, 1996           12,712,170        12,712           1,259,146          (864,013)             407,845

Issurance of common shares
 for services rendered                       5,000             5              16,245                  -              16,250

Net loss                                         -             -                   -                  -           (785,509)                                                                                                                                (785,509)
                                       ------------------------------------------------------------------------------------                                                                                                                                                      ------------------------------------------------ ---------------------------------------                                                                                                                                      (1,649,522)
BALANCES AT DECEMBER 31, 1997           12,717,170        12,717           1,275,391        (2,496,381)         (1,206,273)

Issuance of common shares
 to acquire 25% interest
 in Americare
 Diagnostics, Inc.
 and Americare
 International Diagnostics,
 Inc.
 (based on book value of
 affiliated companies)                   2,000,000         2,000                   -                  -               2,000

Net loss                                         -             -                   -          (846,859)           (846,859)
                                     ------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998           14,717,170        14,717           1,275,391        (2,496,381)         (1,206,273)

Issuance of common shares
 for private placement                      30,000            30              49,970                  -              50,000

Issuance of common shares
 for services rendered
 (based on value of services)               12,278            12              23,252                  -              23,264

Issuance of common shares
 for corporate counsel and
 director fees
 (based on trading activity
 at time of issuance)                        2,500             3               4,272                  -               4,275

Net loss                                         -             -                   -        (1,471,031)         (1,471,031)
                                        -----------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999           14,761,948        14,762           1,352,885        (3,967,412)         (2,599,765)

Issuance of common shares
 for director fees
 (based on trading activity)                 3,200             3               2,333                  -               2,336

Net loss                                         -             -                   -        (1,123,574)         (1,123,574)
                                       ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000           14,765,148        14,765           1,355,218        (5,090,986)         (3,721,003)

Net loss                                         -             -                   -        (1,227,107)         (1,227,107)
                                       ------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001           14,765,148        14,765           1,355,218#       (6,318,093)         (4,948,110)

Issuance of common shares
for conversion of note payable             340,000           340             171,124                  -             171,464

Issuance of common shares
in exchange
for services performed                      10,000            10               9,490                  -               9,500

Issuance of common shares
pursuant to merger                       4,109,822         4,110             160,699           (207,645            (42,836)

Net loss                                         -             -                   -        (1,343,901)         (1,343,901)
                                     --------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002           19,224,970        19,225          1,696,531#        (7,869,639)         (6,153,883)

Issuance of common shares
pursuant to merger                          14,689            15                (15)                  -                   -

Issuance of common shares
for director fees (based on
trading activity)                            2,800             2               2,798                  -               2,800

Net loss                                         -             -                   -          (325,180)           (325,180)
                                    ---------------------------------------------------------------------------------------

BALANCES AT MARCH 31, 2003              19,242,459        19,242          1,699,314#        (8,194,819)         (6,476,263)
                                   ========================================================================================

                                     F-3

ITEM 1:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2003

The Company has had no revenues from operations since its inception. Our only income has been from litigation settlements and collection of judgments.

As of March 31, 2003 the Company's current liabilities exceeded current assets and this fact, and the need for additional financing, creates an uncertainty about the Company's ability to continue as a going concern. The Company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the
Company to continue as a going concern is dependent on the success of the plan, the continued financial support from Dr. D'Angelo, his family, related entities, and other individuals and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

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

Operation expenses decreased for the three months ended March 31, 2003 and the period from September 30, 2001 respectively, primarily due to the reduction of costs in connection with litigation which is in the process of being settled.
All of the Company's activities for the three months ended March 31, 2003 and
2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of
$126,134, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for three months ended March 31, 2003.

As of March 31, 2003, the Company has no cash reserves, and total assets were
$239,396. In addition total liabilities as of September 20, 2002 were
$6,715,659. This debt includes the demand notes totaling $1,571,617 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans. All accrued expenses total $1,758,312, accrued interest to shareholders and related parties total $1,519,515, as reflected in the Amended
Balance Sheet of March 31, 2003. Payment of the notes can be demanded at any time at the discretion of the holder.

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

                                        2

                        PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Corporation is involved in several pieces of litigation, which are set forth in the Corporation's Form 10KSB. There was no new litigation commenced during the quarter.

The Corporation's annual report on Form 10-KSB under Section 13 of the Securities and Exchange Act of 1934 was filed April 15, 2003.

ITEM 2: CHANGES IN SECURITIES:

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholder meeting on April 22, 2003. The only matter on the agenda was the re-election of Joseph P. D'Angelo, Dr. Horace Seidel,
Dr. Joel P. Kallan, Heywood Broad, and Eugene D'Angelo to the Board of Directors
of the Company for the upcoming year.

ITEM 5: OTHER INFORMATION:

 None.

ITEM 6: EXHIBITS & REPORTS:

Exhibits

(a)    99.1 Certification of Chief Executive Office and Chief Financial Officer

                                      3

                                SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2003                                  /s/ Dr. Joseph P. D'Angelo
                                                     ---------------------------
                                                         Dr. Joseph P. D'Angelo
                                                         President

                                       4

           STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of AMERICARE HEALTH SCAN,
INC. (the "Company") for the quarter ended March 31, 2003, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, DR.
JOSEPH P. D'ANGELO, Chief Executive Officer and Chief Financial Officer of the
Company, certify that

(1)    the Report fully complies with the requirements of Section 13(a) or 15(d)
       of the Securities Exchange Act of 1934; and
(2)    information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dr. Joseph P. D'Angelo
---------------------------------
    DR. JOSEPH P. D'ANGELO

May 16, 2003