Form 10QSB
period 2003-06-30
AMERICARE HEALTH SCAN INC
filed 2003-08-13
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         Class                                   Outstanding As of June 30, 2003
Common Stock $ .001 par value                    19,242,459

                                       1

This report has not been reviewed by the independent auditor in accordance with the Act, however, the Company intends to submit an amended report reviewed by the independent auditor.

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                 30-Jun-03            31-Dec-02
                                             -----------------------------------
CURRENT ASSETS
   Cash                                      $         -           $        -
   Notes receivables- related parties              29,323               29,323
   Prepaid expenses                                    -                    -
                                             -----------------------------------
        TOTAL CURRENT ASSETS                       29,323               29,323
                                             -----------------------------------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION        83,479               97,329
                                             -----------------------------------

OTHER ASSETS
   Investments                                        615                  615
   Patents, net of amortization                   116,326              122,907
   Other assets                                     2,273                   -
                                             -----------------------------------
       TOTAL OTHER ASSETS                         119,214              123,522
                                             -----------------------------------

       TOTAL ASSETS                          $    232,016          $   250,174
                                             ===================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                          $    167,674          $   172,093
   Accrued officer's compensation               1,456,000            1,352,000
   Accrued expenses                             1,868,487            1,756,080
   Notes payable-stockholders                     489,696              444,296
   Notes payable-related parties                  896,681              847,950
   Convertible notes payable                      251,880              199,460
   Accrued interest- stockholder and
    related parties                             1,884,446            1,632,178
   Accrued interest- other                             -                    -
                                             -----------------------------------
       TOTAL CURRENT LIABILITIES                7,014,864            6,404,057

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.001 per share;
        50,000,000 shares authorized;
        19,242,459 and 19,224,970 shares
        issued and outstanding in 2003 and
        2002,respectively                          19,242              19,225
    Additional paid-in capital                  1,699,314           1,696,531
    Deficit accumulated during the
        development stage                      (8,501,404)         (7,869,639)
                                             -----------------------------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (6,782,848)         (6,153,883)
                                             -----------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                            $    232,016        $    250,174
                                             ===================================

                                      F-1

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR PERIODS ENDED JUNE 30, 2003 AND DECEMBER 31, 2002
    AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO JUNE 30, 2003

                                              June 30,     December 31,    Inception
                                                2003          2002          to 2003
                                             -------------------------------------------

SALES                                       $      -    $         -        $        -

OPERATING EXPENSES:
   Other general and administration           133,719        381,803         2,319,709
   Wages                                      132,209        274,793         1,853,646
   Rent                                       113,859        239,075         1,305,867
   Research and development costs                  -              -          1,086,783
                                             -------------------------------------------
      TOTAL OPERATING EXPENSES                379,787        895,671         6,566,005
                                             -------------------------------------------
         OPERATING LOSS                      (379,787)      (895,671)       (6,566,005)

OTHER INCOME (EXPENSE)
   Settlement and miscellaneous income            290          4,301             4,591
   Litigation-settlement proceeds                  -              -            459,143
   Litigation expense                              -         (22,500)          (22,500)
   Interest expense                          (252,267)      (430,031)       (1,882,790)
   Loss from investments                           -              -             (5,386)
   Loss from flood                                 -              -           (274,694)
   Loss on disposal of fixed asset                 -              -             (6,117)
                                             -------------------------------------------
                                             (251,977)      (448,230)       (1,727,753)

       LOSS BEFORE INCOME TAXES              (631,764)    (1,343,901)       (8,293,758)

INCOME TAX EXPENSE (BENEFIT)                       -              -           (207,646)
                                             -------------------------------------------

      NET LOSS                              $(631,764)  $ (1,343,901)      $(8,501,404)
                                             ===========================================

NET LOSS PER SHARE                              (0.03)         (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              19,242,459     19,224,970

                                      F-2

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR PERIODS ENDED JUNE 30, 2003 AND DECEMBER 31, 2002

                                                    June 30,        December 31,
                                                      2003             2002
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (631,764)     $  (1,343,901)
  Adjustments to reconcile net loss to net cash                                                                             #
   used in operating activities:
      Depreciation and amortization                   18,157             41,155
      Undepreciated cost of equipment
         destroyed in flood                               -                  -
      Loss on disposal of fixed asset                     -                  -
      Changes in assets and liabilities:
         Other assets                                (58,379)                -
         Accounts payable                             (4,056)           107,520
         Accrued officer's compensation              104,000            208,000
         Accrued expenses                            112,045            228,730
         Accrued interest-stockholder and
           related parties                           258,903            432,208
        Accrued interest-other                            -                  -
                                                  ------------------------------
  Net cash used in operating activities             (201,094)          (326,288)
                                                  ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Amounts loaned to related entities                    (899)           (29,323)
  Collections of loans receivable                         -                  -
  Purchase of investment                                  -                  -
  Loss from investment                                    -                  -
  Purchase of property and equipment                      -              (5,750)
  Payment for patents                                     -                  -
                                                  ------------------------------
                                                                             -
  Net cash provided by (used in) investing
   activities                                           (899)           (35,073)
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash overdraft                              -                  -
  Proceeds from stockholder notes                     45,400             13,169
  Proceeds from related party notes                  101,373             81,609
  Proceeds from convertible notes                     52,420            223,664
  Note repayments-related parties                         -                  -
  Proceeds from the issuance of common stock           2,800              9,500
                                                  ------------------------------
  Net cash provided by financing
   activities                                        201,993            327,942
                                                  ------------------------------

NET INCREASE (DECREASE) IN CASH                           -             (33,419)

CASH AND EQUIVALENTS, BEGINNING                           -              33,419
                                                  ------------------------------

CASH AND EQUIVALENTS, ENDING                      $       -       $          -
                                                  ==============================

                                      F-3

                                                                                                                                   .

ITEM 1:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2003

The Company has had no revenues from operations since its inception. Our only income has been from litigation settlements and collection of judgments.

As of June 30, 2003 the Company's current liabilities exceeded current assets and this fact, and the need for additional financing, creates an uncertainty about the Company's ability to continue as a going concern. The Company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the
Company to continue as a going concern is dependent on the success of the plan, the continued financial support from Dr. D'Angelo, his family, related entities, and other individuals and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

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

Operation expenses decreased for the three months ended June 30, 2003 and the period from December 31, 2002 respectively, primarily due to the reduction of costs in connection with litigation which is in the process of being settled.
All of the Company's activities for the three months ended June 30, 2003 and
2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of
$252,267, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for three months ended June 30, 2003.

As of June 30, 2003, the Company has no cash reserves, and total assets were
$232,016. In addition total liabilities as of December 31, 2002 were $6,404,057.
This debt includes the demand notes totaling $1,491,706 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans. All accrued expenses total $1,756,080, accrued interest to shareholders and related parties total $1,632,178, as reflected in the Amended Balance Sheet of June 30,
2003. Payment of the notes can be demanded at any time at the discretion of the holder.

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

ITEM 2: CHANGES IN SECURITIES:

                  None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

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

Dated: August 12, 2003                                /s/ Dr. Joseph P. D'Angelo
                                                      --------------------------
                                                          Dr. Joseph P. D'Angelo
                                                          President