Form 10QSB
period 2003-09-30
AMERICARE HEALTH SCAN INC
filed 2003-11-13
CIK 1030144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          {x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

   ASSETS
                                                     30-Sep-03        31-Dec-02
                                                  ---------------  ---------------
CURRENT ASSETS
   Cash                                           $         -      $         -
   Notes receivables- related parties                   29,323           29,323
   Prepaid expenses                                         -                -
                                                  ---------------  ---------------
        TOTAL CURRENT ASSETS                            29,323           29,323
                                                  ---------------  ---------------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION             81,692           97,329
                                                  ---------------  ---------------
OTHER ASSETS
   Investments                                             615              615
   Patents, net of amortization                        116,444          122,907
   Other assets                                                              -                                                                               -----------------    -----------------
                                                  ---------------  ---------------
       TOTAL OTHER ASSETS                              117,059          123,522
                                                  ---------------  ---------------
       TOTAL ASSETS                               $    228,074     $    250,174
                                                  ===============  ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                               $    171,641     $    172,093
   Accrued officer's compensation                    1,508,000        1,352,000
   Accrued expenses                                  1,925,670        1,756,080
   Notes payable-stockholders                          488,696          444,296
   Notes payable-related parties                       922,702          847,950
   Convertible notes payable                           282,650          199,460
   Accrued interest- stockholder and related
    parties                                          2,010,579        1,632,178
   Accrued interest- other                                  -                -
                                                  ---------------  ---------------
       TOTAL CURRENT LIABILITIES                     7,309,938        6,404,057

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $.001 per share;
     50,000,000 shares authorized; 19,242,459
     and 19,224,970 shares issued and outstanding
     in 2003 and 2002,respectively                      19,242           19,225
    Additional paid-in capital                       1,699,314        1,696,531
    Deficit accumulated during the development
     stage                                          (8,800,420)      (7,869,639)
                                                   ---------------  --------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (7,081,864)      (6,153,883)
                                                   ---------------  --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   228,074      $   250,174
                                                   ===============  ==============

                                      F-1

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR PERIODS ENDED SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
 AND THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003

                                                      September 30,        December 31,        Inception
                                                           2003                2002             to 2003
                                                     -----------------   -----------------  -----------------

SALES                                                 $            -      $            -     $           -

OPERATING EXPENSES:
   Other general and administration                           185,488             381,803         2,371,478
   Wages                                                      198,139             274,793         1,919,576
   Rent                                                       169,252             239,075         1,361,260
   Research and development costs                               1,615                   -         1,088,398
                                                     -----------------   -----------------  -----------------
      TOTAL OPERATING EXPENSES                                554,494             895,671         6,740,712
                                                     -----------------   -----------------  -----------------
         OPERATING LOSS                                      (554,494)           (895,671)       (6,740,712)

OTHER INCOME (EXPENSE)
   Settlement and miscellaneous income                          2,115               4,301             6,416
   Litigation-settlement proceeds                                   -                   -           459,143
   Litigation expense                                                             (22,500)          (22,500)
   Interest expense                                          (378,401)           (430,031)       (2,008,924)
   Loss from investments                                                                -            (5,386)
   Loss from flood                                                  -                   -          (274,694)
   Loss on disposal of fixed asset                                  -                   -            (6,117)
                                                     -----------------   -----------------  -----------------
                                                             (376,286)           (448,230)       (1,852,062)

       LOSS BEFORE INCOME TAXES                              (930,780)         (1,343,901)       (8,592,774)

INCOME TAX EXPENSE (BENEFIT)                                        -                   -          (207,646)
                                                     -----------------   -----------------  -----------------
      NET LOSS                                        $      (930,780)    $    (1,343,901)   $   (8,800,420)
                                                     -================   =================  =================
NET LOSS PER SHARE                                              (0.05)              (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                              19,242,459          19,224,970

                                      F-2

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM FEBRUARY 3, 1994 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003

                                                                               ADDITIONAL
                                                     COMMON STOCK               PAID-IN          DEFICIT
                                                SHARES           AMOUNT         CAPITAL         ACCUMULATED          TOTAL
                                            ----------------------------------------------   -----------------  ----------------

INCEPTION, FEBRUARY 3, 1994                          50,000             50     $     5,750      $          -           $ 5,800
  Net loss (Inception to December 31, 1995)              -              -               -             (98,832)          (98,832)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 1995                        50,000             50           5,750            (98,832)          (93,032)

Stock split (116 to 1)                            5,750,000          5,750          (5,750)                -                 -

Issuance of common shares
  regarding acquisition of assets from
  Americare Transtech, Inc.,acquisition of
  subsidiary Americare Biologicals, Inc.,
  and regarding pretrading private placements.    6,541,800          6,542       1,259,516                 -         1,266,058

Issuance of common shares
  regarding merger with Enironmental Digital
  Systems, Inc.                                     370,370            370            (370)                -                -

Net loss                                                 -              -               -            (765,181)        (765,181)
                                            ---------------    -----------     -----------   -----------------  -----------------

BALANCES AT DECEMBER 31, 1996                    12,712,170         12,712       1,259,146           (864,013)          407,845

Issurance of common shares
  for services rendered                               5,000              5          16,245                 -            16,250

Net loss                                                 -              -               -            (785,509)        (785,509)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 1997                    12,717,170         12,717       1,275,391         (1,649,522)         (361,414)

Issuance of common shares
  to acquire 25% interest in Americare
  Diagnostics, Inc. and Americare
  International Diagnostics, Inc.
  (based on book value of affiliated
  companies)                                      2,000,000          2,000              -                  -              2,000

Net loss                                                 -              -               -            (846,859)         (846,859)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 1998                    14,717,170         14,717       1,275,391         (2,496,381)       (1,206,273)

Issuance of common shares
 for private placement                               30,000             30          49,970                 -             50,000

Issuance of common shares
  for services rendered
  (based on value of services)                       12,278             12          23,252                 -             23,264

Issuance of common shares
  for corporate counsel and director fees
  (based on trading activity at time of issuance)     2,500              3           4,272                 -              4,275

Net loss                                                 -              -               -          (1,471,031)       (1,471,031)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 1999                    14,761,948         14,762       1,352,885         (3,967,412)       (2,599,765)

Issuance of common shares
  for director fees (based on trading activity)       3,200              3           2,333                                2,336

Net loss                                                 -              -               -          (1,123,574)       (1,123,574)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 2000                    14,765,148         14,765       1,355,218         (5,090,986)       (3,721,003)

Net loss                                                 -              -               -          (1,227,107)       (1,227,107)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 2001                    14,765,148         14,765       1,355,218         (6,318,093)       (4,948,110)

Issuance of common shares
for conversion of note payable                      340,000            340         171,124                 -            171,464

Issuance of common shares in exchange
for services performed                               10,000             10           9,490                 -              9,500

Issuance of common shares
pursuant to merger                                4,109,822          4,110         160,699           (207,645)          (42,836)

Net loss                                                 -              -               -          (1,343,901)       (1,343,901)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT DECEMBER 31, 2002                    19,224,970         19,225       1,696,531         (7,869,639)       (6,153,883)

Issuance of common shares
pursuant to merger                                   14,689             15             (15)                (1)               (1)

Issuance of common shares
  for director fees (based on trading activity)       2,800              2           2,798                                2,800

Net loss                                                 -              -               -            (930,780)         (930,780)
                                            ---------------    -----------     -----------   -----------------  -----------------
BALANCES AT SEPTEMBER 30, 2003                   19,242,459         19,242       1,699,314         (8,800,420)       (7,081,864)
                                            ===============    ===========     ===========   =================  =================

                                      F-3

                   AMERICARE HEALTH SCAN, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR PERIODS ENDED SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                            September 30,       December 31,
                                                                2003                2002
                                                         ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $     (930,780)    $   (1,343,901)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                22,100             41,155
      Undepreciated cost of equipment
         destroyed in flood                                            -                  -
      Loss on disposal of fixed asset                                  -                  -
      Changes in assets and liabilities:
         Other assets                                             (58,380)                -
         Accounts payable                                             (89)           107,520
         Accrued officer's compensation                           156,000            208,000
         Accrued expenses                                         169,228            228,730
         Accrued interest-stockholder and
           related parties                                        385,036            432,208
        Accrued interest-other                                         -                  -
                                                         ------------------  -----------------
  Net cash used in operating activities                          (256,885)          (326,288)
                                                         ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Amounts loaned to related entities                                 (899)           (29,323)
  Collections of loans receivable                                      -                  -
  Purchase of investment                                               -                  -
  Loss from investment                                                 -                  -
  Purchase of property and equipment                                   -             (5,750)
  Payment for patents                                                  -                  -
                                                         ------------------  -----------------                                                                                                   -
  Net cash provided by (used in) investing
   activities                                                        (899)          (35,073)
                                                         ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash overdraft                                           -                  -
  Proceeds from stockholder notes                                  44,400             13,169
  Proceeds from related party notes                               127,394             81,609
  Proceeds from convertible notes                                  83,190            223,664
  Note repayments-related parties                                      -                  -
  Proceeds from the issuance of common stock                        2,800              9,500
                                                         ------------------  -----------------
  Net cash provided by financing
   activities                                                     257,784            327,942
                                                         ------------------  -----------------
NET INCREASE (DECREASE) IN CASH                                        -             (33,419)

CASH AND EQUIVALENTS, BEGINNING                                        -              33,419
                                                         ------------------  -----------------
CASH AND EQUIVALENTS, ENDING                               $           -       $          -
                                                         ==================  =================

                                      F-4

ITEM 1:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2003

The Company has had no revenues from operations since its inception. Our only income has been from litigation settlements and collection of judgments.

As of September 30, 2003 the Company's current liabilities exceeded current assets and this fact, and the need for additional financing, creates an uncertainty about the Company's ability to continue as a going concern. The
Company is currently developing a plan to finance its operations through the sale of products, and the issuance of debt and/or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan, the continued financial support from Dr. D'Angelo, his family, related entities, and other individuals and the Company's ability in the future to generate revenues from the marketing and sale of its technology, products or services.

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

Operation expenses decreased for the three months ended September 30, 2003 and the period from December 31, 2002 respectively, primarily due to the reduction of costs in connection with litigation which is in the process of being settled.
All of the Company's activities for the three months ended September 30, 2003 and 2002 were financed with loans from the Company's President, Dr. D'Angelo, his family, and affiliated entities and other individuals. Interest expense of
$378,401, relating to those and previous loans from related parties and other individuals and accrued expenses payable to related parties, accrued for three months ended September 30, 2003.

As of September 30, 2003, the Company has no cash reserves, and total assets were $232,016. In addition total liabilities as of December 31, 2002 were
$6,404,057. This debt includes the demand notes totaling $1,491,706 plus interest, due and payable to Dr. D'Angelo, his family and affiliated entities to secure loans. All accrued expenses total $1,756,080, accrued interest to shareholders and related parties total $1,632,178, as reflected in the Amended
Balance Sheet of September 30, 2003. Payment of the notes can be demanded at any time at the discretion of the holder.

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

                  None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5: OTHER INFORMATION:

                  None.

ITEM 6: EXHIBITS & REPORTS:

Exhibits

(a)     31  Certification of Chief Executive Office and Chief Financial Officer
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)     32  Certification of Chief Executive Office and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003                           /s/ Dr. Joseph P. D'Angelo
                                                  --------------------------
                                                       Dr. Joseph P. D'Angelo
                                                       President