Form 10QSB
period 2006-03-31
AMERICARE HEALTH SCAN INC
filed 2008-09-15
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 2006
                                           --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

           For the transition period from ______________ to _______________


         COMMISSION FILE NUMBER   1-16655


-------------------------------------------------------------------------------
                           AMERICARE HEALTH SCAN, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       FLORIDA                               65-0714523
--------------------------        --------------------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


                              20 N.W. 181st Street
                              Miami, Florida 33169
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 770-1141
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006, the Issuer had 19,242,459 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               2

           Balance Sheet as of March 31, 2006 (unaudited)                   3
           Statements of Loss for cumulative amounts from development stage
             (January 1, 2005 through March 31, 2006) and for the three
              months ended March 31, 2006 and 2005 (unaudited)              4
           Statements of Cash Flows for the three months ended
              March 31, 2006 and 2005 (unaudited)                           5
           Notes to the Financial Statements (unaudited)                    6

Item 2.  Management's Discussion and Analysis or Plan Operation             7
Item 3.  Controls and Procedures                                            9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                10
Item 2.   Unregistered sales of equity securities and use of proceeds      10
Item 3.   Defaults upon senior securities                                  10
Item 4.   Submission of matters to a vote of security holders              10
Item 5.   Other Information                                                10
Item 6.   Exhibits and reports on Form 8-K                                 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company" and "Americare" mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
MARCH 31, 2006
================================================================================
ASSETS

Total assets                                                    $             -
                                                                ================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities

   Accounts payable and accrued expenses                        $       131,836
   Accrued interest payable                                           1,252,475
   Due to shareholder                                                    28,126
   Notes payable - related parties                                    2,739,507
                                                                ----------------
     Total current liabilities                                        4,151,944
                                                                ================

Deficiency in assets

   Capital stock; $0.01 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding                            19,242
Additional paid-in capital                                            1,662,250
Accumulated deficit                                                  (5,833,436)
                                                                ----------------
    Total deficiency in assets                                       (4,151,944)
                                                                ----------------
Total liabilities and deficiency in assets                      $             -
                                                                ================









                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
======================================================================================== ===================== ===================

                                                                    Cumulative Amounts          Three                Three
                                                                     From Development           Months               Months
                                                                     Stage (January 1,          Ended                Ended
                                                                       2005 through             March                March
                                                                      March 31, 2006)          31, 2006             31, 2005
------------------------------------------------------------------- -------------------- --------------------- -------------------
REVENUE                                                             $                -   $                 -   $               -
                                                                    -------------------- --------------------- -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                                                                  2,931                     -                 664
   Bank fees and service charges                                                 7,267                   765               1,566
   Contract labor                                                                    -                     -               6,000
   Insurance                                                                    16,858                   509               8,385
   Legal and professional                                                       10,720                   177               1,001
   Management fees                                                              37,292                 4,302               7,225
   Meals and entertainment                                                       4,073                     -               2,886
   Office expense                                                                2,041                     -                 989
   Postage and delivery                                                            911                    13                 303
   Repairs and maintenance                                                       2,099                   269                 281
   Salaries and wages                                                          171,955                19,787              33,268
   Taxes and licenses                                                           15,343                 2,720               2,817
   Telephone                                                                    10,342                 1,764               2,955
   Travel                                                                       27,217                     -              13,098
   Utilities                                                                    19,558                   131               4,300
                                                                    -------------------- --------------------- -------------------
      Total general and administrative expenses                                328,607                30,437              85,738
                                                                    -------------------- --------------------- -------------------
Loss before other income (expenses)                                           (328,607)              (30,437)            (85,738)
                                                                    -------------------- --------------------- -------------------
OTHER INCOMES (EXPENSES)
   Other income                                                                 26,174                   920               3,000
   Interest expense                                                           (397,990)              (94,559)            (65,365)
   Other expense                                                                (1,800)                 (934)                  -
                                                                    -------------------- --------------------- -------------------
        Total other expenses                                                  (373,616)              (94,573)            (62,365)
                                                                    -------------------- --------------------- -------------------
Loss before income taxes                                                      (702,223)             (125,010)           (148,103)

Provision for income taxes                                                           -                     -                   -
                                                                    -------------------- --------------------- -------------------
Net loss                                                            $         (702,223)  $          (125,010)  $        (148,103)
                                                                    ==================== ===================== ===================

Basic and diluted loss per share                                                         $             (0.01)  $           (0.01)
                                                                                         ===================== ===================
Weighted average number of shares
   of common stock outstanding - basic and diluted                                                19,242,459          19,242,459
                                                                                         ===================== ===================

  See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
====================================================================================================================================
For the three months ended March 31,                                                              2006                 2005
---------------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                                 $      (125,010)  $     (148,103)

    Change in assets and liabilities:
       Increase in accounts payable and accrued expenses                                              (6,445)          25,744
       Increase in accrued interest payable                                                           94,559           65,365
---------------------------------------------------------------------------------------- --------------------- ---------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                    (36,896)         (56,994)
---------------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                             36,896           56,994
---------------------------------------------------------------------------------------- --------------------- ---------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         36,896           56,994
---------------------------------------------------------------------------------------- --------------------- ---------------------
NET INCREASE (DECREASE) IN CASH                                                                            -                -
CASH AND CASH EQUIVALENTS, beginning of period                                                             -                -
---------------------------------------------------------------------------------------- --------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $             -   $            -
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                            $           -     $            -
Interest paid                                                                                $           -     $            -
                                                                                         ===================== =====================





                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.       DEVELOPMENT STAGE ACTIVITIES

         Americare Health Scan, Inc. (the "Company") was incorporated under the laws of the State of Florida on February 3, 1994, and is engaged in the business of developing technological solutions for medical, dental, and high tech industries, and consequently bringing the developed technologies to the market place. The Company has been researching products for development. The Company has not yet obtained necessary approvals to market the products it is developing. Commencing January 1, 2005, the Company is considered to be in the development stage.

         BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $125,010 and $148,103 for the quarters ended March 31, 2006 and 2005 due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.        DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (7.25% at December 31, 2005) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at March 31, 2006 amounted to $2,739,507. Interest expense for the quarter ended March 31, 2006 amounted to $94,559.


5.        COMMITMENTS AND CONTINGENCIES

         Through March 31, 2006 the Company had a payroll taxes liability of approximately $61,290. The Company has not filed its 2006 or 2007 federal income tax returns.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

GENERAL

Americare Health Scan, Inc. is a development stage company that was incorporated under the laws of the State of Florida on February 3, 1994. We developed the first non-invasive, rapid, non-radioactive technology for the direct detection of the disease process known as Active Helicobacter Pylori ("H-Pylori") for patients with Peptic Ulcer diseases. The Ana-Sal(R) Saliva Test for H. Pylori is simple, provides a cost-effective means for direct sampling, and requires only a thirty second procedure for the detection of active H. Pylori infection. Estimates suggest that almost 10 million Americans are diagnosed each year with Peptic Ulcers. Although saliva diagnostic testing is in its infancy, the broader diagnostic test market is highly competitive. As a result, it will be difficult for saliva diagnostic tests to take market share from serum and urine diagnostic tests. We believe that the market for the ANA-SAL(R) saliva based tests have a significant growth potential. Demand for point of care and field diagnostics, especially at border crossing points between countries, is also increasing. We also believe that a saliva-based non-invasive method of testing will expand this opportunity significantly.

PLAN OF OPERATION

Our ultimate objective is to build a fully integrated research and development, manufacturing, marketing and distribution organization capable of providing the medical diagnostic and drug delivery markets with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, we have developed the following strategy:

Provide a Broad Range of Products

We believe that a diversified product base can increase potential business opportunities, provide a stream of new product introductions over time, and reduce the risks associated with reliance on a single product or technology.

Focus on Large Market Opportunities

We will concentrate our development efforts on large existing markets in which we believe there could be significant demand for our products.

Enter into Strategic Alliances

We intend to enter into strategic alliances with large medical diagnostic and pharmaceutical companies for the marketing of our medical diagnostic products. Since these companies have significantly greater financial, marketing and other resources than we have, they would be able to market the our products through a broad range of distribution channels. Our strategy with respect to the development and commercialization of its transdermal drug delivery products is to enter into strategic alliances with third parties that can, in some cases, fund a portion of product development costs, participate in clinical testing, obtain regulatory approval, and market the products. In an effort to exercise control over the quality of our products and capture a larger portion of the revenues, we will seek to retain manufacturing rights to products developed under such strategic alliances.


Cash Requirements for Next Twelve Months

We anticipate that we will incur over $550,000 over the twelve months beginning January 1, 2007 for general and administrative, and interest expenses, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $125,010 during the quarter ended March 31, 2006. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the country-regionplaceUnited States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at rates ranging from 8 % to the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. For the quarter ended March 31, 2006, no principal amount has been repaid. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     --------------------------- ---------------------------- ---------------------------
                                                 March 31, 2006               March 31, 2005          Percentage
                                                                                                Increase / (Decrease)
                                     --------------------------- ---------------------------- ---------------------------
Current Assets                         $                     -      $                     -                 0%

Current Liabilities                                  4,151,944                    3,597,821          115.401 %
                                     --------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (4,151,944)     $            (3,597,821)         115.401 %
                                     =========================== ============================ ===========================

Cash Flows

                                                                 Three Months Ended March     Three Months Ended March
                                                                         31, 2006                     31, 2005
                                                                ---------------------------- ---------------------------
Cash Flows Used in Operating Activities                             $               (36,896)   $            (56,994)
Cash Flows Provided By Investing Activities                         $                     -    $                  -
Cash Flows Provided By Financing Activities                         $                36,896    $             36,896
                                                                ---------------------------- ---------------------------
Net (Decrease) Increase in Cash During Period                       $                     -    $                  -
                                                                ============================ ===========================


Future Financing Requirements

We require additional financing if we are to continue as a going concern to finance our business operations. We anticipate that any additional financing would be through the sale of our common stock. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we expect to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our exploration expenditures and may implement additional actions to reduce general and administrative expenditures. We anticipate that our working capital will continue to decline until we receive additional funding.


ITEM 3.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8K.

Current reports on Form 8K dated August 28, 2008, Item 4.01, as filed with the Commission on August 28, 2008.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        / S / AMERICARE HEALTH SCAN, INC.
                        ----------------------------------
                                  (Registrant)



                          By:/s/ Dr. Joseph P. D'Angelo
                         -------------------------------
                          DR. JOSEPH P. D'ANGELO
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  September 12, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By:/s/ Dr. Joseph P. D'Angelo
                         ---------------------------
                         DR. JOSEPH P. D'ANGELO
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  September 12, 2008


                         By:/s/ Robert Cano
                         ----------------------------
                        ROBERT CANO
                        CHIEF FINANCIAL OFFICER