Form 10QSB
period 2006-06-30
AMERICARE HEALTH SCAN INC
filed 2008-09-17
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2006
                                           -------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

          For the transition period from ______________ to _______________


         COMMISSION FILE NUMBER   1-16655


--------------------------------------------------------------------------------
                           AMERICARE HEALTH SCAN, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


FLORIDA                                                   65-0714523
-----------------------------------        -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                              20 N.W. 181st Street
                              Miami, Florida 33169
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 770-1141
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006, the Issuer had 19,242,459 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   2

           Balance sheet as of June 30, 2006 (unaudited)                    3
           Statements of loss for cumulative amounts from
            development stage (January 1, 2005 through June 30, 2006)
            and for the three and six months ended
            June 30, 2006 and 2005 (unaudited)                              4
          Statements of cash flows for the six months ended
            June 30, 2006 and 2005 (unaudited)                              5
          Notes to the financial statements (unaudited)                     6

Item 2.   Management's Discussion and Analysis or Plan Operation            7
Item 3.   Controls and Procedures                                           9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 9
Item 2.   Unregistered sales of equity securities and use of proceeds       9
Item 3.   Defaults upon senior securities                                   9
Item 4.   Submission of matters to a vote of security holders               9
Item 5.   Other Information                                                 9
Item 6.   Exhibits and reports on Form 8-K                                  9

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company" and "Americare" mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
JUNE 30, 2006
ASSETS

     Cash                                                 $         1,242
                                                          ---------------
         Total current assets                                       1,242
                                                          ---------------
TOTAL ASSETS                                              $         1,242
                                                          ===============

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities

     Accounts payable and accrued expenses                $       137,865
     Accrued interest payable                                   1,355,345
     Due to shareholder                                            28,126
     Notes payable - related parties                            2,783,725
                                                          ---------------
          Total current liabilities                             4,305,061
                                                          ===============

Deficiency in assets
Capital stock; $0.01 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding                      19,242
Additional paid-in capital                                      1,662,250
Accumulated deficit                                           (5,985,311)
                                                          ---------------
          Total deficiency in assets                           (4,303,819)
                                                          ---------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                $         1,242
                                                          ===============



                             See accompanying notes.

AMERICARE HEALTH SCAN, INC.  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
=========================================================================================================================
                                         Cumulative
                                        Amounts from
                                        Development
                                       Stage (January     For the Three  For the Three    For the Six      For the Six
                                       1,2005 through     Months Ended    Months Ended    Months Ended     Months Ended
                                      June 30, 2006       June 30, 2006  June 30, 2005    June 30, 2006    June 30, 2005
-------------------------------------------------------------------------------------------------------------------------
REVENUE                               $               -  $            -  $           -   $            -   $             -
                                      -----------------  --------------  -------------   --------------   ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                                   2,931               -            865                -             1,529
   Bank fees and service charges                  8,141             874          1,463            1,639             3,029
   Contract labor                                     -               -          6,000                -            12,000
   Insurance                                     18,294           1,436          4,761            1,945            13,146
   Legal and professional                        27,326          16,606          6,462           16,723             7,463
   Management fees                               47,087           9,795          8,210           14,097            15,435
   Meals and entertainment                        4,073               -          1,027                -             3,913
   Office expense                                 2,444             404            842              403             1,831
   Postage and delivery                           1,094             184            200              196               503
   Repairs and maintenance                        2,336             234            416              506               697
   Salaries and wages                           196,094          24,138         35,776           43,926            69,044
   Taxes and licenses                            17,202           1,859          2,973            4,579             5,790
   Telephone                                     13,256           2,913          2,523            4,678             5,478
   Travel                                        27,217               -          9,901                -            22,999
   Utilities                                     23,659           4,101          6,320            4,232            10,620
                                      -----------------  --------------  -------------   --------------   ---------------
     Total general and
       administrative expenses                  391,152          62,544         87,739           92,924           173,477
                                      -----------------  --------------  -------------   --------------   ---------------
Loss before other income (expenses)            (391,152)        (62,544)       (87,739)         (92,924)         (173,477)
                                      -----------------  --------------  -------------   --------------   ---------------
OTHER INCOME (EXPENSES)
   Other income                                  39,714          13,540          5,254           14,460             8,254
   Interest expense                            (500,860)       (102,870)       (72,086)        (197,429)         (137,451)
   Other expense                                 (1,800)              -              -             (934)                -
                                      -----------------  --------------  -------------   --------------   ---------------
      Total other income (expenses)            (462,946)        (89,330)       (66,832)        (183,903)         (129,197)
                                      -----------------  --------------  -------------   --------------   ---------------
Loss before provision for income taxes         (854,098)       (151,874)      (154,571)        (276,885)         (302,674)

Provision for income taxes                            -               -              -                -                 -
                                      -----------------  --------------  -------------   --------------   ---------------
Net loss                              $        (854,098) $     (151,874) $    (154,571)  $     (276,885)  $      (302,674)
                                      =================  ==============  =============   ==============   ================

Basic and diluted net loss per share                     $        (0.01) $       (0.01)  $        (0.01)  $         (0.02)
                                                         ==============  =============   ==============   ===============
Weighted average number of shares
   of common stock outstanding - basic and
   diluted                                                   19,242,459     19,242,459       19,242,459        19,242,459
                                                         ==============  =============   ==============   ===============


                                                  See accompanying notes.


AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================================================================
For the six months ended June 30,                                                                       2006             2005
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                                 $      (276,887) $      (302,674)

    Change in assets and liabilities:
       Increase in accounts payable and accrued expenses                                              27,725           53,104
       Increase in accrued interest payable                                                          197,429          137,451
-----------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                    (51,733)        (112,119)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                             52,975          112,119
-----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         52,975          112,119
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                        1,242                -
CASH AND CASH EQUIVALENTS, beginning of period                                                             -                -
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $         1,242  $             -
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                            $           -    $             -
                                                                                             ================ ================
Interest paid                                                                                $           -    $             -
                                                                                             ================ ================

                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
1.       DEVELOPMENT STAGE ACTIVITIES

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

         BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $276,887 and $302,674 for the six-months ended June 30, 2006 and 2005, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.        DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (8.25% at June 30, 2006) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at June 30, 2006 amounted to $2,783,725. Interest expense for the quarter ended June 30, 2006 amounted to $102,870.


5.        COMMITMENTS AND CONTINGENCIES

         Through June 30, 2006 the Company had a payroll tax liability of approximately $61,604. The Company has not filed its 2006 or 2007 federal income tax returns.

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

Cash Requirements for Next Twelve Months

We anticipate that we will incur over $550,000 over the twelve months beginning January 1, 2008 for general and administrative, and interest expenses, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $276,887 during the six-months ended June 30, 2006. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at rates ranging from 8 % to the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. For the quarter ended June 30, 2006, no principal amount has been repaid. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     -------------------------- ---------------------------- ---------------------------
                                                June 30, 2006                June 30, 2005          Percentage
                                                                                                Increase / (Decrease)
                                      ------------------------- ---------------------------- ---------------------------
Current Assets                        $                      -  $                       -                 0 %
Current Liabilities                                  4,305,061                  3,597,821           115.401 %
                                      ------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (4,305,061) $              (3,597,821)          115.401 %
                                      ========================= ============================ ===========================

Cash Flows
                                                                ---------------------------- ---------------------------
                                                                     Six Months Ended             Six Months Ended
                                                                       June 30, 2006               June 30, 2005
                                                                ---------------------------- ---------------------------
Cash Flows Used in Development Stage Activities                 $                 (51,733)    $               (112,119)
Cash Flows Provided By Investing Activities                     $                       -     $                      -
Cash Flows Provided By Financing Activities                     $                  52,975     $                112,119
                                                                ---------------------------- ---------------------------
Net Increase (Decrease) in Cash During Period                   $                   1,242     $                      -
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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                        / S / AMERICARE HEALTH SCAN, INC.
                                (Registrant)



                          By:/s/ Dr. Joseph P. D'Angelo
                             DR. JOSEPH P. D'ANGELO
                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: September 16, 2008


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    By:/s/ Dr. Joseph P. D'Angelo
                                    -----------------------------
                                    DR. JOSEPH P. D'ANGELO
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: September 16, 2008


                                    By:/s/ Robert Cano
                                    ------------------------------
                                    ROBERT CANO
                                    CHIEF FINANCIAL OFFICER
Date:  September 16, 2008