Form 10QSB
period 2006-09-30
AMERICARE HEALTH SCAN INC
filed 2008-09-19
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the quarterly period ended   September 30, 2006
                                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ______________ to _______________


                        COMMISSION FILE NUMBER 000-29062


--------------------------------------------------------------------------------
                           AMERICARE HEALTH SCAN, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


FLORIDA                                                 65-0714523
-------------------------------------        ----------------------------------
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

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006, the Issuer had 19,242,459 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  2

         Balance Sheet as of September 30, 2006 (unaudited)                3
         Statements of Loss for cumulative amounts from
            development stage (January 1, 2005) through
            September 30, 2006 and for the three and nine
            months ended September 30, 2006 and 2005 (unaudited)           4
         Statements of Cash Flows for the nine months ended
            September 30, 2006 and 2005 (unaudited)                        5
         Notes to the Financial Statements (unaudited)                     6
Item 2.  Management's Discussion and Analysis or Plan Operation            7
Item 3.  Controls and Procedures                                           9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                10
Item 2.  Unregistered sales of equity securities and use of proceeds      10
Item 3.  Defaults upon senior securities                                  10
Item 4.  Submission of matters to a vote of security holders              10
Item 5.  Other Information                                                10
Item 6.  Exhibits and reports on Form 8-K                                 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company" and "Americare" mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006
================================================================================
ASSETS

     Cash                                                           $       180
                                                                    -----------
         Total current assets                                               180
                                                                    -----------
Total assets                                                        $       180
                                                                    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable and accrued expenses                               $   134,399
Accrued interest payable                                              1,461,708
Due to shareholder                                                       28,125
Notes payable - related parties                                       2,803,551
                                                                    -----------
    Total current liabilities                                         4,427,783
                                                                    ===========

DEFICIENCY IN ASSETS
Capital stock; $0.01 par value;
            50,000,000 shares authorized;
            19,242,459 shares issued and outstanding                     19,242
Additional paid-in capital                                            1,662,250
Accumulated deficit                                                  (6,109,095)
                                                                    -----------
    Total deficiency in assets                                       (4,427,603)
                                                                    ===========
Total liabilities and deficiency in assets                          $       180
                                                                    ===========











                             See accompanying notes.

AMERICARE HEALTH SCAN, INC.  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
====================================================================================================================================
                                      Cumulative
                                      Amounts
                                   From Development
                                   Stage (January 1,      For the Three      For the Three         For the Nine     For the Nine
                                    2005) through          Months Ended       Months Ended         Months Ended     Months Ended
                                   September 30, 2006  September 30, 2006  September 30, 2005  September 30, 2006 September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                            $                -  $                -  $                -  $                -  $              -
                                   -----------------   ------------------  ------------------  ------------------  -----------------
GENERAL AND ADMINISTRATIVE EXPENSES
     Auto expense                               2,931                   -               1,109                   -             2,638
     Bank fees and service charges              9,535               1,394               1,466               3,033             4,495
     Contract labor                                 -                   -                   -                   -            12,000
     Insurance                                 21,293               2,999               4,446               4,944            15,592
     Legal and professional                    29,024               1,698               1,575              18,481             9,038
     Management fees                           51,587               4,500               9,900              18,597            25,335
     Meals and entertainment                    4,073                   -                 160                   -             4,073
     Office expense                             2,445                   -                 209                 404             2,040
     Penalties and interest                     1,800               1,800                   -               1,800                 -
     Postage and delivery                       1,126                  31                 221                 228               724
     Repairs and maintenance                    2,333                   -               1,087                 503             1,784
     Salaries and wages                       199,817               3,724              55,763              47,649           124,807
     Taxes and licenses                        17,487                 285               4,395               4,864            10,185
     Telephone                                 16,228               2,973               2,105               7,650             7,583
     Travel                                    27,217                   -               4,217                   -            27,216
     Utilities                                 28,159               4,500               4,215               8,732            14,835
                                   ------------------  ------------------  ------------------  ------------------  -----------------
      Total general and
        administrative expenses               415,055              23,904              88,868             116,885           262,345
                                   ------------------  ------------------  ------------------  ------------------  -----------------
Loss before other income (expenses)          (415,055)            (23,904)            (88,868)           (116,828)         (262,345)
                                   ------------------  ------------------  ------------------  ------------------  -----------------
OTHER INCOME (EXPENSES)
     Forgiveness of debt                        1,500               1,500                   -               1,500                 -
     Other income                              44,659               4,945                   -              19,405             8,254
     Interest expense                        (607,186)           (106,326)            (79,046)           (303,755)         (216,497)
     Other expense                             (1,800)                  -                (867)               (934)             (867)
                                   ------------------  ------------------  ------------------  ------------------  -----------------
       Total other income
         and (expenses)                      (562,827)            (99,881)            (79,046)           (283,784)         (209,110)
                                   ------------------  ------------------  ------------------  ------------------  -----------------
-------------
Loss before provision for
  income taxes                               (977,882)           (123,785)           (168,781)           (400,669)         (471,455)

Provision for income taxes                          -                   -                   -                   -                  -
                                   ------------------  ------------------  ------------------  ------------------  -----------------
Net loss                           $         (977,882) $         (123,785) $         (168,781) $         (400,669) $       (471,455)
                                   ==================  ==================  ==================  ==================  =================
Net loss per share - basic and diluted                 $            (0.01) $            (0.01) $            (0.01) $          (0.02)
                                                       ==================  ==================  ==================  =================
Weighted average number of shares
 of common stock outstanding -
 basic and diluted                                             19,242,459          19,242,459          19,242,459         19,242,459
                                                       ==================  ==================  ==================  =================

                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================================================
For the nine months ended September 30,                                                  2006          2005
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                           $(400,669)  $ (471,455)

    Change in assets and liabilities:
       (Decrease) Increase in accounts payable and accrued expenses                       (3,882)      72,269
       Increase in accrued interest payable                                              303,791      216,497
                                                                                       ---------   ----------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                       (100,760)    (182,689)
                                                                                       ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                100,940      182,689
                                                                                       ---------   ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                            100,940      182,689
                                                                                       ---------   ----------
NET INCREASE (DECREASE) IN CASH                                                              180           -
                                                                                       ---------   ----------
CASH AND CASH EQUIVALENTS, beginning of period                                                 -            -
                                                                                       ---------   ----------
CASH AND CASH EQUIVALENTS, end of period                                               $     180   $        -
                                                                                       =========   ==========

SUPPLEMENTAL DISCLOSURE:
Income taxes paid                                                                      $       -   $       -
                                                                                       =========   ==========
Interest paid                                                                          $       -   $        -
                                                                                       =========   ==========




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

         BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the three months ended Septemeber 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $123,785 and $168,781 for the quarters ended September 30, 2006 and 2005 due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.        DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (8.25% at September 30, 2006) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at September 30, 2006, amounted to $2,803,551. Interest expense for the quarter ended September 30, 2006 amounted to $106,326.


5.        COMMITMENTS AND CONTINGENCIES

         Through September 30, 2006, the Company had a payroll taxes liability of approximately $57,500. The Company has not filed its 2006 or 2007 federal income tax returns.

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


Cash Requirements for Next Twelve Months

We anticipate that we will incur over $550,000, over the twelve months beginning January 1, 2008, for general and administrative, and interest expenses, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $123,785 during the quarter ended September 30, 2006. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at rates ranging from 8 % to the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. For the quarter ended September 30, 2006, no principal amount has been repaid. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     --------------------------- ---------------------------- ---------------------------
                                             September 30, 2006           September 30, 2005          Percentage
                                                                                                Increase / (Decrease)
                                     --------------------------- ---------------------------- ---------------------------
Current Assets                        $               180         $                                         N/A
Current Liabilities                             4,427,784                 3,921,173                         13 %
                                     --------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency          $         (4,427,604)        $      (3,921,173)                       13%
                                     =========================== ============================ ===========================

Cash Flows
                                                                ---------------------------- ---------------------------
                                                                     Nine Months Ended           Nine Months Ended
                                                                    September 30, 2006           September 30, 2005
                                                                ---------------------------- ---------------------------
Cash Flows Used in Development Stage Activities                  $           (100,760)            $ (182,689)
Cash Flows Provided By Investing Activities                      $                  -             $        -
Cash Flows Provided By Financing Activities                      $            100,940             $    182,689
                                                                ---------------------------- ---------------------------
Net Increase (Decrease) in Cash During Period                    $                180             $        -
                                                                ============================ ===========================

Future Financing Requirements

We require additional financing if we are to continue as a going concern to finance our business operations. We anticipate that any additional financing would be through the sale of our common stock. We are presently in the process of negotiating private placements of securities to raise working capital to finance our operations. However, we expect to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce general and administrative expenditures. We anticipate that our working capital will continue to decline until we receive additional funding.


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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 18, 2008


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           By:/s/ Dr. Joseph P. D'Angelo
                           --------------------------
                           DR. JOSEPH P. D'ANGELO
                           PRESIDENT

Date:  September 18, 2008


                           By:/s/ Robert Cano
                           ----------------------------
                           ROBERT CANO
                           CHIEF FINANCIAL OFFICER