Form 10QSB/A
period 2006-03-31
AMERICARE HEALTH SCAN INC
filed 2008-10-14
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A No. 1
(Mark One)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 10, 2008, the Issuer had 19,242,459 Shares of Common Stock outstanding.

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

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
MARCH 31, 2006
================================================================================
ASSETS

Total assets                                                    $             -
                                                                ================

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities

   Accounts payable and accrued expenses                        $       131,836
   Accrued interest payable                                           1,252,475
   Accrued officer's compensation                                     2,028,000
   Due to shareholder                                                    28,125
   Notes payable - related parties                                    2,739,507
                                                                ----------------
     Total current liabilities                                        6,179,943
                                                                ================

Deficiency in assets

   Capital stock; $0.001 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding                            19,242
Additional paid-in capital                                            1,662,250
Accumulated deficit                                                  (7,861,435)
                                                                ----------------
    Total deficiency in assets                                       (6,179,943)
                                                                ----------------
Total liabilities and deficiency in assets                      $             -
                                                                ================









                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
======================================================================================== ===================== ===================

                                                                    Cumulative Amounts          Three                Three
                                                                     From Development           Months               Months
                                                                     Stage (January 1,          Ended                Ended
                                                                       2005 through             March                March
                                                                      March 31, 2006)          31, 2006             31, 2005
------------------------------------------------------------------- -------------------- --------------------- -------------------
REVENUE                                                             $                -   $                 -   $               -
                                                                    -------------------- --------------------- -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                                                                  2,931                     -                 664
   Bank fees and service charges                                                 7,267                   765               1,565
   Contract labor                                                                    -                     -               6,000
   Insurance                                                                    16,858                   509               8,385
   Legal and professional                                                       10,661                   117               1,001
   Management fees                                                              37,292                 4,302               7,225
   Meals and entertainment                                                       4,073                     -               2,886
   Office expense                                                                2,040                     -                 989
   Officer's compensation                                                      260,000                52,000              52,000
   Postage and delivery                                                            910                    13                 302
   Repairs and maintenance                                                       2,098                   269                 280
   Salaries and wages                                                          171,956                19,787              33,268
   Taxes and licenses                                                           15,342                 2,720               2,817
   Telephone                                                                    10,342                 1,764               2,955
   Travel                                                                       27,216                     -              13,098
   Utilities                                                                    19,561                   132               4,302
                                                                    -------------------- --------------------- -------------------
      Total general and administrative expenses                                588,547                82,378             137,737
                                                                    -------------------- --------------------- -------------------
Loss before other income (expenses)                                           (588,547)              (82,378)           (137,737)
                                                                    -------------------- --------------------- -------------------
OTHER INCOMES (EXPENSES)
   Other income                                                                 26,114                   860               3,000
   Interest expense                                                           (397,990)              (94,559)            (65,365)
   Other expense                                                                (1,801)                 (934)                  -
                                                                    -------------------- --------------------- -------------------
        Total other expenses                                                  (373,677)              (94,633)            (62,365)
                                                                    -------------------- --------------------- -------------------
Loss before income taxes                                                      (962,224)             (177,011)           (200,102)

Provision for income taxes                                                           -                     -                   -
                                                                    -------------------- --------------------- -------------------
Net loss                                                            $         (962,224)  $          (177,011)  $        (200,102)
                                                                    ==================== ===================== ===================

Loss per share - basic and diluted                                                       $             (0.01)  $           (0.01)
                                                                                         ===================== ===================
Weighted average number of shares
   of common stock outstanding - basic and diluted                                                19,242,459          19,242,459
                                                                                         ===================== ===================

  See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
====================================================================================================================================
For the three months ended March 31,                                                              2006                 2005
---------------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                                 $      (177,011)  $     (200,102)

    Changes in assets and liabilities:
       Increase in accounts payable and accrued expenses                                              (6,445)          25,744
       Increase in accrued interest payable                                                           94,559           65,365
       Increase in accrued officer's compensation                                                     52,000           52,000
---------------------------------------------------------------------------------------- --------------------- ---------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                    (36,900)         (56,993)
---------------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                             36,900           56,993
---------------------------------------------------------------------------------------- --------------------- ---------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         36,900           56,993
---------------------------------------------------------------------------------------- --------------------- ---------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  -                -
CASH AND CASH EQUIVALENTS, beginning of period                                                        -                -
---------------------------------------------------------------------------------------- --------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $        -        $       -
============================================================================================================== =====================

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                                                                            $           -     $            -

Interest paid                                                                                $           -     $            -
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

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $177,011 and $200,102 for the quarters ended March 31, 2006 and 2005 due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.        DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (7.25% at December 31, 2005) plus 2% as of the last day, of the calendar quarter,but not less than 8% or greater than 18%.
         The aggregate principal balance of these notes at March 31, 2006 amounted to $2,739,507. Interest expense for the quarter ended
         March 31, 2006 amounted to $94,559.


5.        COMMITMENTS AND CONTINGENCIES

          The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $208,000 annually.

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


Cash Requirements for Next Twelve Months

We anticipate that we will incur over $700,000 over the twelve months beginning January 1, 2007 for general and administrative, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934,and interest expense. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $177,011 during the quarter ended March 31, 2006. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the country-regionplaceUnited States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. Once additional debt or equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     --------------------------- ---------------------------- ---------------------------
                                                 March 31, 2006               March 31, 2005          Percentage
                                                                                                Increase / (Decrease)
                                     --------------------------- ---------------------------- ---------------------------
Current Assets                         $                     -      $                     -            0.000 %

Current Liabilities                                  6,179,943                    5,417,821          114.067 %
                                     --------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (6,179,943)     $            (5,417,821)         114.067 %
                                     =========================== ============================ ===========================

Cash Flows

                                                                 Three Months Ended March     Three Months Ended March
                                                                         31, 2006                     31, 2005
                                                                ---------------------------- ---------------------------
Cash Flows Used In Operating Activities                             $               (36,900)   $            (56,993)
Cash Flows Provided By Investing Activities                         $                     -    $                  -
Cash Flows Provided By Financing Activities                         $                36,900    $             56,993
                                                                ---------------------------- ---------------------------
Net (Decrease) Increase in Cash During Period                       $                     -    $                  -
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

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8K.

Current reports on Form 8K dated August 28, 2008, Item 4.01, as filed with the Commission on October 8, 2008.

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

Date:  October 10, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By:/s/ Dr. Joseph P. D'Angelo
                         ---------------------------
                         DR. JOSEPH P. D'ANGELO
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  October 10, 2008


                         By:/s/ Robert Cano
                         ----------------------------
                        ROBERT CANO
                        CHIEF FINANCIAL OFFICER