Form 10QSB/A
period 2006-06-30
AMERICARE HEALTH SCAN INC
filed 2008-10-14
CIK 1030144

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 9, 2008, the Issuer had 19,242,459 Shares of Common Stock outstanding.

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

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
JUNE 30, 2006
ASSETS

     Cash                                                 $         1,242
                                                          ---------------
         Total current assets                                       1,242
                                                          ---------------
TOTAL ASSETS                                              $         1,242
                                                          ===============

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities

     Accounts payable and accrued expenses                $       137,866
     Accrued interest payable                                   1,355,345
     Accrued officer's compensation                             2,080,000
     Due to shareholder                                            28,125
     Notes payable - related parties                            2,783,725
                                                          ---------------
          Total current liabilities                             6,385,061
                                                          ===============

Deficiency in assets
Capital stock; $0.001 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding                      19,242
Additional paid-in capital                                      1,662,250
Accumulated deficit                                            (8,065,311)
                                                          ---------------
          Total deficiency in assets                           (6,383,819)
                                                          ---------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                $         1,242
                                                          ===============



                             See accompanying notes.

AMERICARE HEALTH SCAN, INC.  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
=========================================================================================================================
                                         Cumulative
                                        Amounts from
                                        Development
                                       Stage (January     For the Three  For the Three    For the Six      For the Six
                                       1,2005 through     Months Ended    Months Ended    Months Ended     Months Ended
                                      June 30, 2006       June 30, 2006  June 30, 2005    June 30, 2006    June 30, 2005
-------------------------------------------------------------------------------------------------------------------------
REVENUE                               $               -  $            -  $           -   $            -   $             -
                                      -----------------  --------------  -------------   --------------   ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                                   2,931               -            865                -             1,529
   Bank fees and service charges                  8,141             874          1,463            1,639             3,028
   Contract labor                                     -               -          6,000                -            12,000
   Insurance                                     18,294           1,436          4,761            1,945            13,146
   Legal and professional                        27,267          16,606          6,462           16,723             7,463
   Management fees                               47,087           9,795          8,210           14,097            15,435
   Meals and entertainment                        4,073               -          1,027                -             3,913
   Office expense                                 2,444             404            842              403             1,831
   Officer's compensation                       312,000          52,000         52,000          104,000           104,000
   Postage and delivery                           1,094             184            200              196               502
   Repairs and maintenance                        2,333             235            416              506               696
   Salaries and wages                           196,094          24,138         35,776           43,926            69,044
   Taxes and licenses                            17,201           1,859          2,973            4,579             5,790
   Telephone                                     13,255           2,913          2,523            4,678             5,478
   Travel                                        27,216               -          9,901                -            22,999
   Utilities                                     23,663           4,102          6,320            4,232            10,620
                                      -----------------  --------------  -------------   --------------   ---------------
     Total general and
       administrative expenses                  703,093         114,546        139,739          196,924           277,474
                                      -----------------  --------------  -------------   --------------   ---------------
Loss before other income (expenses)            (703,093)       (114,546)      (139,739)        (196,924)         (277,474)
                                      -----------------  --------------  -------------   --------------   ---------------
OTHER INCOME (EXPENSES)
   Other income                                  39,654          13,540          5,254           14,400             8,254
   Interest expense                            (500,860)       (102,870)       (72,086)        (197,429)         (137,451)
   Other expense                                 (1,801)              -              -             (934)                -
                                      -----------------  --------------  -------------   --------------   ---------------
      Total other income (expenses)            (463,007)        (89,330)       (66,832)        (183,963)         (129,197)
                                      -----------------  --------------  -------------   --------------   ---------------
Loss before provision for income taxes       (1,166,100)       (203,876)      (206,571)        (380,887)         (406,671)

Provision for income taxes                            -               -              -                -                 -
                                      -----------------  --------------  -------------   --------------   ---------------
Net loss                              $      (1,166,100) $     (203,876) $    (206,571)  $     (380,887)  $      (406,671)
                                      =================  ==============  =============   ==============   ================

Net loss per share - basic and diluted                   $        (0.01) $       (0.01)  $        (0.02)  $         (0.02)
                                                         ==============  =============   ==============   ===============
Weighted average number of shares
   of common stock outstanding - basic and
   diluted                                                   19,242,459     19,242,459       19,242,459        19,242,459
                                                         ==============  =============   ==============   ===============


                                                  See accompanying notes.


AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================================================================
For the six months ended June 30,                                                                       2006             2005
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN DEVELOPMENT STAGE ACTIVITIES:
    Net loss                                                                                 $      (380,887) $      (406,671)

    Changes in assets and liabilities:
       Increase in accounts payable and accrued expenses                                              27,725           53,101
       Increase in accrued interest payable                                                          197,429          137,451
       Increase in accrued officer's compensation                                                    104,000          104,000
-----------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                    (51,733)        (112,119)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                             52,975          112,119
-----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         52,975          112,119
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   1,242                -
CASH AND CASH EQUIVALENTS, beginning of period                                                             -                -
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $         1,242  $             -
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES:

Income taxes paid                                                                            $           -    $             -
                                                                                             ================ ================
Interest paid                                                                                $           -    $             -
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

2. GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $380,887 and $406,671 for the six-months ended June 30, 2006 and 2005, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4. DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrue interest at a compounded rate of the prime rate (8.25% at June 30, 2006) plus 2% as of the last day of the calendar quarter,but no less than 8% orgreater than 18%. The aggregate principal balance of these notes at June 30, 2006 amounted to $2,783,725. Interest expense for the quarter ended June 30, 2006 amounted to $102,870.


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

Cash Requirements for Next Twelve Months

We anticipate that we will incur over $700,000 over the twelve months beginning January 1, 2008 for general and administrative, and interest expenses, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $380,887 during the six-months ended June 30, 2006. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarterof 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     -------------------------- ---------------------------- ---------------------------
                                                June 30, 2006                June 30, 2005          Percentage
                                                                                                Increase / (Decrease)
                                      ------------------------- ---------------------------- ---------------------------
Current Assets                        $                  1,242  $                       -               100 %
Current Liabilities                                  6,385,061                  5,417,821           117.853 %
                                      ------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (6,383,819) $              (5,417,821)          117.830 %
                                      ========================= ============================ ===========================

Cash Flows
                                                                ---------------------------- ---------------------------
                                                                     Six Months Ended             Six Months Ended
                                                                       June 30, 2006               June 30, 2005
                                                                ---------------------------- ---------------------------
Cash Flows Used In Development Stage Activities                 $                 (51,733)    $               (112,119)
Cash Flows Provided By Investing Activities                     $                       -     $                      -
Cash Flows Provided By Financing Activities                     $                  52,975     $                112,119
                                                                ---------------------------- ---------------------------
Net Decrease in Cash and Cash Equivalents During Period         $                   1,242     $                      -
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



                                    By:/s/ Dr. Joseph P. D'Angelo
                                    -----------------------------
                                    DR. JOSEPH P. D'ANGELO PRESIDENT AND CHIEF
                                    EXECUTIVE OFFICER
Date: October 10, 2008


                                    By:/s/ Robert Cano
                                    ------------------------------
                                    ROBERT CANO
                                    CHIEF FINANCIAL OFFICER
Date:  October 10, 2008