Form 10QSB/A
period 2006-09-30
AMERICARE HEALTH SCAN INC
filed 2008-10-14
CIK 1030144

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

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006
================================================================================
ASSETS

     Cash                                                           $       180
                                                                    -----------
         Total current assets                                               180
                                                                    -----------
Total assets                                                        $       180
                                                                    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable and accrued expenses                               $   134,399
Accrued interest payable                                              1,461,673
Accrued officer's compensation                                        2,132,000
Due to shareholder                                                       28,125
Notes payable - related parties                                       2,803,551
                                                                    -----------
    Total current liabilities                                         6,559,748
                                                                    ===========

DEFICIENCY IN ASSETS
Common stock; $0.001 par value;
            50,000,000 shares authorized;
            19,242,459 shares issued and outstanding                     19,242
Additional paid-in capital                                            1,662,250
Accumulated deficit                                                  (8,241,060)
                                                                    -----------
    Total deficiency in assets                                       (6,559,568)
                                                                    ===========
Total liabilities and deficiency in assets                          $       180
                                                                    ===========











                             See accompanying notes.

AMERICARE HEALTH SCAN, INC.  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
====================================================================================================================================
                                      Cumulative
                                      Amounts
                                   From Development
                                   Stage (January 1,      For the Three      For the Three         For the Nine     For the Nine
                                    2005) through          Months Ended       Months Ended         Months Ended     Months Ended
                                   September 30, 2006  September 30, 2006  September 30, 2005  September 30, 2006 September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                            $                -  $                -  $                -  $                -  $              -
                                   -----------------   ------------------  ------------------  ------------------  -----------------
GENERAL AND ADMINISTRATIVE EXPENSES
     Auto expense                               2,931                   -               1,109                   -             2,638
     Bank fees and service charges              9,535               1,394               1,466               3,033             4,494
     Contract labor                                 -                   -                   -                   -            12,000
     Insurance                                 21,293               2,999               2,446               4,944            15,592
     Legal and professional                    28,965               1,698               1,575              18,421             9,038
     Management fees                           51,587               4,500               9,900              18,597            25,335
     Meals and entertainment                    4,073                   -                 160                   -             4,073
     Office expense                             2,444                   -                 209                 404             2,040
     Officer's compensation                   364,000              52,000              52,000             156,000           156,000
     Penalties and interest                     1,800               1,800                   -               1,800                 -
     Postage and delivery                       1,125                  31                 221                 228               723
     Repairs and maintenance                    2,333                   -               1,087                 503             1,783
     Salaries and wages                       199,818               3,724              55,763              47,649           124,807
     Taxes and licenses                        17,486                 285               4,395               4,864            10,185
     Telephone                                 16,228               2,973               2,105               7,650             7,583
     Travel                                    27,216                   -               4,217                   -            27,216
     Utilities                                 28,161               4,498               4,215               8,732            14,835
                                   ------------------  ------------------  ------------------  ------------------  -----------------
      Total general and
        administrative expenses               778,995              75,902             140,868             272,826           418,342
                                   ------------------  ------------------  ------------------  ------------------  -----------------
Loss before other income (expenses)          (778,995)            (75,902)           (140,868)           (272,826)         (418,342)
                                   ------------------  ------------------  ------------------  ------------------  -----------------
OTHER INCOME (EXPENSES)
     Other income                              46,134               6,480                   -              20,880             8,254
     Interest expense                        (607,187)           (106,327)            (79,046)           (303,756)         (216,497)
     Other expense                             (1,801)                  -                (867)               (934)             (867)
                                   ------------------  ------------------  ------------------  ------------------  -----------------
       Total other income
         and (expenses)                      (562,854)            (99,847)            (79,913)           (283,810)         (209,110)
                                   ------------------  ------------------  ------------------  ------------------  -----------------
Loss before provision for
  income taxes                             (1,341,849)           (175,749)           (220,781)           (556,636)         (627,452)

Provision for income taxes                          -                   -                   -                   -                  -
                                   ------------------  ------------------  ------------------  ------------------  ----------------
Net loss                           $       (1,341,849) $         (175,749) $         (220,781) $         (556,636) $       (627,452)
                                   ==================  ==================  ==================  ==================  ================
Net loss per share - basic and diluted                 $            (0.01) $            (0.01) $            (0.03) $          (0.03)
                                                       ==================  ==================  ==================  ================
Weighted average number of shares
 of common stock outstanding -
 basic and diluted                                             19,242,459          19,242,459          19,242,459        19,242,459
                                                       ==================  ==================  ==================  ================

                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================================================
For the nine months ended September 30,                                                  2006          2005
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                           $(556,636)  $ (627,452)

    Changes in assets and liabilities:
       (Decrease) Increase in accounts payable and accrued expenses                       (3,882)      72,269
       Increase in accrued interest payable                                              303,791      216,497
       Increase in accrued officer's compensation                                        156,000      156,000
                                                                                       ---------   ----------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                       (100,727)    (182,689)
                                                                                       ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                100,907      182,689
                                                                                       ---------   ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                            100,907      182,689
                                                                                       ---------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         180           -
                                                                                       ---------   ----------
CASH AND CASH EQUIVALENTS, beginning of period                                                 -            -
                                                                                       ---------   ----------
CASH AND CASH EQUIVALENTS, end of period                                               $     180   $        -
                                                                                       =========   ==========

SUPPLEMENTAL DISCLOSURE:

Income taxes paid                                                                      $       -   $       -
                                                                                       =========   ==========
Interest paid                                                                          $       -   $        -
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

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $175,749 and $220,781 for the quarters ended September 30, 2006 and 2005 due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.       DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (8.25% at September 30, 2006) plus 2% as of the last day of the calendar quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at September 30, 2006, amounted to $2,803,551. Interest expense for the quarter ended September 30, 2006 amounted to $106,327.


5.       COMMITMENTS AND CONTINGENCIES

         The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $20,000 annually.

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


Cash Requirements for Next Twelve Months

We anticipate that we will incur over $700,000, over the twelve months beginning January 1, 2008, for general and administrative, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and interest expenses the estimated costs of providing products. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $556,636 during the nine months ended September 30, 2006. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

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


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     --------------------------- ---------------------------- ---------------------------
                                             September 30, 2006           September 30, 2005          Percentage
                                                                                                Increase / (Decrease)
                                     --------------------------- ---------------------------- ---------------------------
Current Assets                       $                180         $               -                    100.000 %
Current Liabilities                  $          6,559,748         $       5,845,173                    112.225 %
                                     --------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency          $         (6,559,568)        $      (5,845,173)                   112.222 %
                                     =========================== ============================ ===========================

Cash Flows
                                                                ---------------------------- ---------------------------
                                                                     Nine Months Ended           Nine Months Ended
                                                                    September 30, 2006           September 30, 2005
                                                                ---------------------------- ---------------------------
Cash Flows Used in Development Stage Activities                  $           (100,727)            $   (182,689)
Cash Flows Provided By Investing Activities                      $                  -             $          -
Cash Flows Provided By Financing Activities                      $            100,907             $    182,689
                                                                ---------------------------- ---------------------------
Net Increase (Decrease) in Cash During Period                    $                180             $          -
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

None.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8K.

Current reports on Form 8K dated August 28, 2008, Item 4.01, as filed with the Commission on October 10, 2008.

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