Form 10KSB
period 2006-12-31
AMERICARE HEALTH SCAN INC
filed 2008-10-15
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15F(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR YEAR ENDED DECEMBER 31, 2006

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15F(d) OF THE SECURITIES ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO _______


                        COMMISSION FILE NUMBER 000-29062


                           AMERICARE HEALTH SCAN, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its character)

           FLORIDA                                 65-0714523
     ---------------------------               -----------------
     (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)           Identification No.)

                  20 Northwest 181st Street, Miami, Florida 33169
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 (305) 770-1141
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


           SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

        TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 COMMON STOCK                               N/A
               $0.001 Par Value


           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                                  COMMON STOCK
                                 TITLE OF CLASS

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

The issuer's revenues for its most recent fiscal year were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

There were 19,242,459 shares outstanding of the issuer's common stock, $0.001 par value as of September 22, 2008.

                           AMERICARE HEALTH SCAN, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                     PAGE
--------                                                                   ----
  Item 1.   Description of Business.                                          2
  Item 2.   Description of Property.                                          5
  Item 3.   Legal Proceedings.                                                5
  Item 4.   Submission of Matters to a Vote of Security Holders.              5

PART II
--------
  Item 5.   Market for Common Equity and Related Stockholder Matters and      6
                  Small Business Issue Purchases of Equity Securities
  Item 6.   Management's Discussion and Analysis or Plan of Operation.        6
  Item 7.   Financial Statements.                                             7
  Item 8.   Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure.                                          17
  Item 8A.  Controls and Procedures.                                         17
  Item 8B.  Other Information.

PART III
--------
  Item 9.   Directors, Executive Officers, Promoters, Control Persons and    17
              Corporate Governance; Compliance with Section 16(a) of the
                  Exchange Act.
  Item 10.  Executive Compensation.                                          18
  Item 11.  Security Ownership of Certain Beneficial Owners and Management   19
              and Related Stockholder Matters.
  Item 12.  Certain Relationships and Related Transaction, and Director      20
                       Independence.
  Item 13.  Exhibits.                                                        20
  Item 14.  Principal Accountant Fees and Services.                          20

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Americare Health Scan, Inc. (a Development Stage Company)(the "Company") was incorporated under the laws of the State of StateplaceFlorida on February 3, 1994. We have been in the development stage since January 1, 2005. We intend to develop technological solutions for medical, dental and high tech industries and bring these products to the marketplace.

FORWARD LOOKING STATEMENTS INFORMATION

Information in this Form 10-KSB, including any information incorporated by reference herein, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe-harbor created by such sections. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Statements regarding development and Food and Drug Administration ("FDA") clearance of future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, health care market directions, future acceptance of the Company's products, possible recommendations of health care professionals or governmental agencies regarding use of diagnostic products, possible growth in markets for at-home diagnostic testing, the possibility of additional equity investments, mergers, acquisitions or other strategic transactions, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward-looking statements. These statements are based upon assumptions and analyses made by us in light of current conditions, future developments and other factors we believe are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results might differ materially from those suggested or projected in the forward-looking statements. Factors that may cause actual future events to differ significantly from those predicted or assumed include, but are not limited to: the satisfactory completion of clinical trials demonstrating efficacy of our Company's products and foreign regulatory clearance of our products; delays in product development; risks associated with our ability to successfully develop and market new products on a profitable basis or at all; availability of labor and sufficient parts and materials to complete the design, construction and manufacturing scale-up of required equipment; ability to complete the design, construction and manufacturing scale-up on a timely basis within budget parameters; receipt of any required regulatory approvals for manufacturing equipment or related facilities; future advances in technologies and medicine; the uncertainties of health care reform; risks related to the early stage of our existence and its products' development; our ability to execute our business plans; engineering development; lead time for delivery of equipment; our dependence on outside parties such as our key customers, suppliers, licensing and alliance partners; competition from major pharmaceutical, medical and diagnostic companies; risks and expense of government regulation and effects of changes in regulation (including risks associated with obtaining requisite FDA and other governmental approvals for the Company's products); our limited experience in manufacturing and marketing products; uncertainties connected with product liability exposure and insurance; risks associated with domestic and international growth and expansion; risks associated with international operations (including risk associated with international economies, currencies and business conditions); risks associated with obtaining and maintaining patents and other protections of intellectual property; risks associated with uncertainty of litigation and appeals, and the payment of judgments not reversed on appeal or otherwise; our limited cash reserves and sources of liquidity; uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including funding of ongoing operations, risks associated with our ability to negotiate and obtain additional financing, equity investments or strategic transactions on favorable terms or at all, as well as those listed in our other press releases and in our other filings with the Securities and Exchange Commission ("SEC"). We may determine to discontinue or delay the development of any or all of our products under development at any time. Moreover, we may not be able to successfully develop and market new products, enter into strategic alliances or implement any or all of our operating strategy unless it is able to generate additional liquidity and working capital.

EMPLOYEES AND OFFICERS

We currently do not have one officer under contract and no employees. Services provided for bookkeeping, janitorial and administration are paid through a management fee to an entity owned and controlled by our owner, Dr. Joseph P. D'Angelo. The officers of the Company are as follows: Dr. Joseph P. D'Angelo, Chief Executive Officer, President, Treasurer and Chairman of the Board; Robert Cano, Chief Financial Officer; Margaret Heichberger, Secretary; M. Eugene D'Angelo, Director; Dr. Joel Kallan, Director; and Heywood Broad, Director.

RISK FACTORS

FACTORS AFFECTING POTENTIAL RESULTS

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

LIMITED POTENTIAL HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL FUNDING

There is limited historical financial information about us upon which to base an evaluation of our performance, or to make a decision regarding an investment in shares of our common stock. We have incurred a net loss for the year ended December 31, 2006 of $742,247 and for the year ended December 31, 2005 of $785,213. The cumulative loss since January 1, 2005, for development stage activities through December 31, 2006 is $1,527,460 and we have an accumulated deficit of $6,745,180 at December 31, 2006. Our cash and cash equivalents balance at December 31, 2006 was $1,220.

                                                                               3
Our use of cash in development stage activities were $149,907 and $211,940 for the years ended December 31, 2006 and 2005 and the cumulative amounts for development stage activities beginning January 1, 2005 through December 31, 2006 was $361,847. The Company has not generated any revenue during the development stage and all sources of cash have been from advances received from stockholders, which accrue interest at a compounded rate.

We will be required to make a substantial investment in research and development and spend additional monies to maintain and expand our marketing efforts. We may seek equity financing to provide the necessary capital for these efforts. We cannot be sure that any financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business, complete development of new products, or penetrate existing markets at the rate desired. Finally, the cumulative losses during the development stage may continue to increase resulting in a continued deficiency in assets.

MARKET RISKS OF A NEW BUSINESS

We have formulated our business strategies based on certain assumptions regarding the marketability of potential products and processes to potential customers. Any future success of the Company may depend upon several factors including changes in governmental regulation, increased levels of competition within the technology fields we are attempting to penetrate, changes in general economic conditions and increases in operating costs.

DEPENDENCE ON KEY OFFICERS

We believe that our success will depend to a significant extent upon the efforts and abilities of Dr. D'Angelo, our Company's CEO. The loss of the services of Dr. D'Angelo would have a material adverse effect on our business, financial condition, the results of development stage activities and future of operations. In addition, our future success will depend on our ability to attract and retain qualified technical and management personnel. We do not have written employment agreements with any of our officers.

POSSIBLE VOLATILITY OF STOCK PRICE

Our common stock is delisted to trade on the Pink Sheets or the Over the Counter Bulletin Board. Selling the Company's common stock may be difficult because of low or non-existent volume (small quantities of shares bought and sold), and securities analysts and news media coverage of the Company is almost non-existent. These factors could result in lower stock prices and larger spreads in the bid and ask prices for our shares. We believe that factors such as announcements of developments related to our business, fluctuations in our quarterly or annual development stage and future operating results, failure to meet securities analysts' expectations, general conditions in the marketplace and the worldwide economy, announcements of technological innovations or enhancements by us or our competitors, developments in patents or other intellectual property rights, and developments in our relationships with potential clients and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. In recent years, the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These fluctuations could adversely affect the market price of our common stock.

GOING CONCERN

Effective August 2008, our Board of Directors retained Dohan and Company, CPA PA as our independent accountants. The independent auditor's report in connection with the audited financial statements includes an explanatory paragraph regarding the
                                                                               4
Company's ability to continue as a going concern. To date we have not generated sufficient cash flows to sustain our development stage activities. Management is developing a plan to finance our continuing research and development activities through the issuance of debt or equity securities. The ability of continue as a going concern is dependent on the success of the plan and the continued support of our major stockholder. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

INSURANCE

We currently do not maintain key-man life insurance or liability insurance on any of our directors or officers.

CONTROL BY MANAGEMENT

Dr. D'Angelo, his family, and affiliated entities currently own 89% of the Company's issued and outstanding shares. Dr. D'Angelo, his family, and affiliated entities also currently hold promissory notes from the Company. These notes are payable upon demand.

SOCIAL, POLITIAL, AND ECONOMIC RISKS ASSOCIATED WITH FOREIGN INTERNATIONAL TRADE

Currently, our plan is to market and sell our potential products outside the placecountry-regionUnited States. Social, political and economic conditions inherent in foreign operations and international trade may change, including changes in the laws and policies that govern foreign investment and international trade. To a lesser extent, social, political and economic conditions may cause changes in country-regionplaceU.S. laws and regulations relating to foreign investment and trade. Social, political or economic changes could, among other things, make it more difficult or more expensive for us to sell our products in foreign countries. Accordingly, there is no assurance that changes in social, political or economic conditions will not have a substantial adverse effect on our business.

DIVIDENDS

There have been no cash dividends declared on our common stock since inception. We intend to retain any future earnings to fund development stage activities and future operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future. Dividends will be declared at the discretion of the Company's Board of Directors if allowed pursuant to State Corporate laws.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has available approximately 20,805 square feet of finished office, laboratory and warehouse space in Miami, Florida. The property is owned by Dr. Joseph P. D'Angelo, his family and affiliated entities. Currently, no lease agreement is in place for use of this property.

ITEM 3.  LEGAL PROCEEDINGS

We are subject, from time-to-time to litigation, to claims and suits arising in the ordinary course of business. As of December 31, 2006 and 2005, we were not party to any material litigation, claims or suits whose outcome we believe have a material outcome on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the year for vote.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Currently our equity is not publicly traded on the Over the Counter Bulletin Board. Our common stock was previously quoted on the Pink Sheets.

There have been extended periods of no trading of our stock since it began trading.

As of December 31, 2006, there are over 900 shareholders of record of our common stock. We have a total of 19,242,459 shares of common stock currently issued and outstanding.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DEVELOPMENT STAGE ACTIVITIES

Our ultimate objective is to build a fully integrated research and development, manufacturing, marketing and distribution organization capable of providing the medical diagnostic and drug delivery markets with products that offer accuracy, efficacy, ease of use and reduced costs. In order to accomplish this objective, we have developed the following strategy:

Provide a Broad Range of Products We believe that a diversified product base can increase potential business opportunities, provide a stream of new product introductions over time, and reduce the risks associated with reliance on a single product or technology;

Focus on Large Market Opportunities We will concentrate our development efforts on large existing markets in which we believe there could be significant demand for our products; and

Enter into Strategic Alliances We intend to enter into strategic alliances with large medical diagnostic and pharmaceutical companies for the marketing of our medical diagnostic products. Since these companies have significantly greater financial, marketing and other resources than us, they would be able to market our products through a broad range of distribution channels. Our strategy with respect to the development and commercialization of its transdermal drug delivery products is to enter into strategic alliances with third parties that can, in some cases, fund a portion of product development costs, participate in clinical testing, obtain regulatory approval, and market the products. In an effort to exercise control over the quality of our products and capture a larger portion of the revenues therefrom, we will seek to retain manufacturing rights to products developed under such strategic alliances.

Our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures, and business development for the next twelve months. We do not currently maintain any lines of credit, nor do we it have any agreements in place for additional capital.

                          ITEM 7. FINANCIAL STATEMENTS




                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

                                TABLE OF CONTENTS





                                                                       Page No.

Financial Statements:

            Report of Independent Registered Public Accounting Firm          8

            Balance Sheet                                                    9

            Statements of Loss (including cumulative amounts from development
              stage beginning January 1, 2005)                              10

            Statements of Changes In Deficiency In Assets                   11

            Statements of Cash Flows (including cumulative amounts from
              development stage beginning January 1, 2005)                  12

            Notes to Financial Statements                                   13

Dohan and Company                                           7700 N Kendall Drive
Certified Public Accountants                                          Suite #200
                                                            Miami, Florida 33156
                                                       Telephone: (305) 274-1366



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Americare Health Scan, Inc. (A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Americare Health Scan, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of deficiency in assets and cash flows for the years ended December 31, 2006 and 2005, and statements of loss or operations including cumulative amounts from development stage (January 1, 2005) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the deficiency in assets and the cash flows for the years ended December 31, 2006 and 2005, and cumulative results from development stage from January 1, 2005 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has used, rather than provided, cash from development stage activities, has a working capital deficiency, and has incurred a cumulative net loss of $1,527,460 from development stage activities since January 1, 2005. These factors and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue business is subject to its ability to secure additional capital to meet its obligations and fund development stage activities and future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/Dohan and Company, CPAs


Miami, Florida
September 22, 2008

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               December 31, 2006


ASSETS
   Cash and cash equivalents                     $     1,220
   Deferred tax asset                                      -
                                                 ------------
TOTAL CURRENT ASSETS                                   1,220
                                                 ------------
TOTAL ASSETS                                     $     1,220
                                                 ============

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $   108,958
  Accrued interest                                 1,571,579
  Accrued officer's compensation                   2,184,000
  Due to stockholder                                  28,125
  Notes payable-stockholders                       2,853,738
                                                 ------------
TOTAL CURRENT LIABILITIES                          6,746,400
                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

DEFICIENCY IN ASSETS
  Common stock, par value $0.001 per share;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding
     in 2006 and 2005                                  19,242
  Additional paid-in capital                        1,662,250
  Accumulated deficit                              (8,426,672)
                                                  ------------
DEFICIENCY IN ASSETS                               (6,745,180)
                                                  ------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $     1,220
                                                  ============

The accompanying notes are an integral part of these financial statements.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS

                                   Cumulative Amounts
                                    From Development    For the         For the
                                    Stage (January 1,   Year Ended    Year Ended
                                   2005) through      December 31,  December 31,
                                    December 31, 2006)     2006          2005
                                   -----------------  ------------  ------------

REVENUE                             $         -        $         -   $         -
                                   -----------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                       $       3,208      $    277    $    2,931
   Banking fees and service charges          10,739         4,237         6,502
   Insurance                                 23,044         6,695        16,349
   Legal and professional                    36,134        25,590        10,544
   Management fees                           60,397        27,407        32,990
   Meals and entertainment                    4,073             -         4,073
   Office expenses                            6,826         4,786         2,040
   Officer's compensation                   416,000       208,000       208,000
   Penalties and interest                    21,658        21,658             -
   Postage and delivery                       1,785           888           897
   Repairs and maintenance                    2,333           504         1,829
   Salaries                                 199,818        47,649       152,169
   Taxes and licenses                        20,001         7,379        12,622
   Telephone                                 17,485         8,907         8,578
   Travel                                    27,216             -        27,216
   Utilities                                 42,009        22,580        19,429
                                     ---------------  ------------  ------------
TOTAL GENERAL AND ADMINISTRATIVE
      EXPENSES                              892,726       386,557       506,169
                                     ---------------  ------------  ------------

LOSS BEFORE OTHER INCOME (EXPENSES)        (892,726)     (386,557)     (506,169)
                                     ---------------  ------------  ------------
OTHER INCOME (EXPENSES)
   Other income                              84,161        59,907        25,254
   Interest expense                        (717,094)     (413,663)     (303,431)
   Other expense                             (1,801)         (934)         (867)
                                      --------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSES)              (634,734)     (354,690)     (279,044)
                                      --------------  ------------  ------------

LOSS BEFORE PROVISION FOR                (1,527,460)     (742,247)     (785,213)
     INCOME TAXES

PROVISION FOR INCOME TAXES                       -              -              -
                                      --------------  ------------  ------------

NET LOSS                              $  (1,527,460)  $  (742,247)  $  (785,213)
                                      ==============  ============= ============

NET LOSS PER SHARE - BASIC AND DILUTED                      (0.04) $      (0.04)
                                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
     SHARES OF COMMON OUTSTANDING
     BASIC AND DILUTED                                 19,242,459    19,242,459
                                                     ============= =============
   The accompanying notes are an integral part of these financial statements.


                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS

                                                   ADDITIONAL
                           COMMON       STOCK       PAID-IN    ACCUMULATED
                           SHARES       AMOUNT      CAPITAL      DEFICIT        TOTAL
                          -----------  ---------- ----------- -------------  ------------

BALANCES,JANUARY 1, 2005   19,242,459  $ 19,242    $1,662,250  $(6,899,212)  $(5,217,720)

Net loss - 2005                     -         -          -        (785,213)     (785,213)
                          ----------- ----------- ----------- ------------   ------------

BALANCES,DECEMBER 31, 2005 19,242,459    19,242     1,662,250   (7,684,425)   (6,002,933)

Net loss - 2006                     -         -             -     (742,247)     (742,247)
                          ----------- ----------- ----------- ------------   ------------
BALANCES,DECEMBER 31, 2006 19,242,459  $ 19,242    $1,662,250  $(8,426,672)  $(6,745,180)
                          =========== =========== =========== ============   ============


The accompanying notes are an integral part of these financial statements.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                    Cumulative Amounts
                                    From Development    For the       For the
                                   Stage (January 1,   Year Ended    Year Ended
                                      2005) through   December 31,  December 31,
                                    December 31, 2006    2006           2005
                                   ------------------ ------------  ------------
CASH FLOWS FROM DEVELOPMENT
  STAGE ACTIVITIES:
  Net loss                           $   (1,527,460)   $ (742,247)  $  (785,213)
  Changes in assets and liabilities:
  (Decrease)Increase in accounts              4,394       (57,448)       61,842
    payable and accrued expenses
  Increase in accrued interest              717,094       413,663       303,431
  Increase in accrued officer's
            compensation                    416,000       208,000       208,000
  Increase in due to stockholder             28,125        28,125             -
                                   ------------------ ------------  ------------
  Net cash used in development
   stage activities                        (361,847)     (149,907)     (211,940)
                                   ------------------ ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions from notes               363,067       151,127       211,940
    payable - stockholders
                                   ------------------ ------------  ------------
  Net cash provided by financing
   activities                               363,067       151,127       211,940
                                   ------------------ ------------  ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 1,220         1,220             -
                                   ------------------ ------------  ------------

CASH AND CASH EQUIVALENTS - BEGINNING             -             -             -
OF YEAR                            ------------------ ------------  ------------

CASH AND CASH EQUIVALENTS - END      $        1,220   $     1,220    $        -
OF YEAR                            ================== ============   ===========

SUPPLEMENTAL DISCLOSURES:
                                                      $         -    $        -
 Income taxes paid                                    ============   ===========

 Interest paid                                        $        -     $        -
                                                      ============   ===========


   The accompanying notes are an integral part of these financial statements.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES

Americare Health Scan, Inc. (A Development Stage Company) (the "Company") was incorporated under the laws of the State of Florida on February 3, 1994, and is in the development stage to develop technological solutions for medical, dental, and high tech industries and consequently bring the developed technologies to the marketplace. The Company has not yet obtained necessary approvals to market the products it is developing. Commencing January 1, 2005, the Company is considered to be in the development stage.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the placecountry-regionUnited States of America.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts payables, accrued expenses, debt and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED NET LOSS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year. For the periods presented, the Company had no potentially dilutive instruments.

RECLASSIFICATIONS

Certain reclassification amounts in the prior year financial statements have been made for comparative purposes to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 clarifies that accounting for uncertainty in income taxes recognized under SFAS No. 109 "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition measurement of a tax position taken or expected to be taken in a tax return and also provides guidelines on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amount recognized in the statement of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's financial position, results of development stage activities or liquidity.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in the fiscal year 2008, but does not expect its adoption to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB No. 108) "Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in qualifying a current year misstatement. The SEC staff believes that registrants should qualify errors using both a balance sheet and income statement approach and evaluate whether

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

either approach results in qualifying a current year misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 were effective for the Company's fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $742,247 and $785,213 for the years ended December 31, 2006 and 2005 and as of those dates, the Company had negative working capital. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major stockholder.

NOTE 3 - NOTES PAYABLE - STOCKHOLDERS

The Company received advances from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate plus 2% as of the last day of each quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at December 31, 2006 and 2005, was $2,853,738 and $2,702,611, respectively. Interest expense for the years then ended approximated $413,663 and $303,431.

NOTE 4 - INCOME TAXES

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

As of December 31, 2006, the Company had a net operating loss carryforward of approximately $1,248,245. This loss may be carried forward to offset federal income taxes in various future years through the year 2026.

Due to uncertainties regarding the levels of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carry forwards.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 4 - INCOME TAXES (CONTINUED)

The components of the net deferred tax assets are as follows:

                                         2006                 2005
                                    ------------          -----------
Deferred tax assets:

Net operating loss carryforwards    $   313,129          $   101,453
Less: Valuation allowance              (313,129)            (101,453)
                                    -----------           -----------
Net deferred tax asset              $        -           $         -
                                    ===========           ===========
The Company's tax benefit differs from the "expected" tax expense (benefit) for the years ended December 31, (computed by applying the federal corporation tax rate of 15% to the loss before taxes), as follows:
                                                         2006            2005
                                                     ------------   ------------
         Statutory rate applied to loss
           before income taxes                       $    229,119   $   117,782
         State income taxes, net of
           federal income tax effect                       84,010        43,187
                                                     ------------   ------------
             Changes in valuation allowance          $    313,129   $   160,969
                                                     ============   ============
NOTE 5 - LOSS PER SHARE

Basic loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share does not include the effects of common stock equivalents as they are anti-dilutive.

Basic weighted and dilutive average numbers of shares outstanding as of both December 31, 2006 and 2005, was 19,242,459 shares and the loss per share was $0.03 for each year.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid management fees to a related entity for bookkeeping, janitorial and administrative services. Fees paid are based on an allocation of salaries and payroll taxes for employees of the related entity as a percentage of time spent on behalf of the Company. The related entity is controlled by the President of the Company. Management fees paid to the related entity for the years ended December 31, 2006 and 2005 were $11,798 and $32,990, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $52,000 per calendar quarter ($208,000 per calendar year), which has been accrued and amounts to $2,184,000 and $1,976,000 at December 31, 2006 and 2005.

The Company has not filed its 2007 or 2006 income tax returns.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 2008, the Company retained Dohan & Company, CPAs PA to conduct its independent audits of the Company's financial statements. The independent auditor's report as of and for the years ended December 31, 2006 and 2005 is included in Item 7 above.

There were no disagreements between the Company and Dohan & Company, CPAs PA on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Dohan & Company, CPAs PA would have caused it to make reference to the subject matter of the disagreements in connection with its report.


ITEM 8A.  CONTROLS AND PROCEDURES

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.  OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors of Americare Health Scan, Inc. (A Development Stage Company) currently consists of eight members. All directors hold office until the next annual meeting of stockholders scheduled for April 22, 2009, or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until the successors are appointed.

The names of the directors and executive officers of the Company, their positions with the Company, and certain biographical information follows:

Joseph P. D'Angelo, D.D.S. (Chief Executive Officer, President, Treasurer, and Director) has serves as the CEO, President, Treasurer, and Chairman of the Company's Board of Directors since its inception. He is, and has been since 1986, President and Chairman of the Board of Americare Services, Inc., a multifaceted health care facility serving South Florida by providing a full range of home care medical services. These services include providing patients with pharmaceutical supplies, nursing services, intravenous therapy, nutritional therapy and durable medical equipment. He has developed a variety of medical devices, application technology and diagnostic products. Dr. D'Angelo's research into the production of an AIDS auto-vaccine has been recognized by the National Institutes of Health, and he is the co-developer of the Company's transdermal technology. He has been Knighted by the Knights of Malta, Rome, Italy, and has had a flag flown over the United States capitol in his honor. The City of Buffalo proclaimed June 1, 1992, as "Dr. Joseph P. D'Angelo Day" in recognition of his many years of service and contributions to his community.

ROBERT CANO (Chief Financial Officer) Mr. Cano has been our CFO since April of 2008. Mr. Cano also worked for Interlink Global Corp. as a Controller and Chief Financial Executive Officer from September 2005 through December 2006. His work experience has been extensive. He is a graduate of Miami-Dade Community College (majoring in Accounting and Computer Science) and Florida International University, where he received a BS Degree in Accounting. From June 1998 through February 2000, Mr. Cano was an accountant with Victoria Porcelain Corp. in Miami, Florida. He was responsible for various accounting areas, including accounts receivable, accounts payable, payroll and general ledger entries, as well as credit and collections and the company's MIS department. From February through September 2000, he was the Human Resources Manager for USA Broadcasting in Miami,Florida. He was responsible for the daily activities of the South Florida Region and reporting activities to the corporate office in Los Angeles, California. From September 2000 through May 2002, Mr. Cano was an accountant with Add@shop.com in Miami, Florida. In working for one of the first e-commerce companies to be registered in South Florida at the beginning of the millennium, he was responsible for accounting, financial statement reporting and developing and implementing internal controls. From June 2002 through May 2003, he was the Comptroller for International Maritime Preservation, Inc. in Miami, Florida. His responsibilities included all aspects of accounting and financial reporting, as well as the development and implementation of inventory controls. Mr. Cano was also in charge of integrating the accounting of the company's operations in Trinidad and Tobago through DSL connectivity. From June 2003 through September 2005, Mr. Cano was the Comptroller for Time Piece International, Inc. in Miami, Florida. In addition to overall accounting, supervisory and financial reporting duties, his responsibilities included the restructuring of various South Florida operations and various IT duties, including the supervision and troubleshooting of the network system for the entire company.

Joel P. Kallan, M.D. (Director) is and has been a director and stockholder since the Company's inception. He is currently and has been a practicing orthopedic surgeon. Since 1980, Dr. Kallan has been a clinical professor in the Department of Orthopedics at the University of Miami School of Medicine. He is a Diplomat of the National Board of Medical Examiners, and has served on the Advisory Boards of many organizations.

M. Eugene D'Angelo (Director) Mr. D'Angelo's multi-disciplinary background gives him a unique ability to apply advanced analytical techniques to a variety of challenging problems. He has extensive education and experience in many areas of science, engineering, finance and mathematics and has been using the computer to solve difficult problems for over 35 years. Mr. D'Angelo earned a Ph.D from University of Central Florida in Industrial Engineering, and a Masters Degrees in Finance and Operations Research from the University of New York at Buffalo.

ITEM 10. EXECUTIVE COMPENSATION

The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $52,000 per calendar quarter ($208,000 per calendar year).

I.  Summary Compensation Table

The following table sets forth certain information regarding compensation expense for each of the last three years to our executive officer. We have an employment agreement with the President/Chief Executive Officer. All amounts presented have been accrued.

--------------------------------------------------------------------------------
Annual Compensation                       Long-Term Compensation
----------------------------------------- --------------------------------------
                                 Awards Payouts
----------------------------------------- ---------------------- ---------------
(a)            (b)   (c)   (d)   (e)       (f)        (g)       (h)      (i)
----------- ---- ------ ----- ------ ---------- ----------- ------- ----------
Name and    Year Salary  Bonus Other Restricted   Option/     LTIP    All Other
Principal               Annual Stock              SARs                Payouts
Position                Comp   Awards
----------  ---- ------ ----- ------ ---------- ----------- ------- ----------

Dr. Joseph  2006 $208,000 $ -  $  -     $  -       $  -       $  -    $  -
P. D'Angelo 2005 $208,000 $ -  $  -     $  -       $  -       $  -    $  -
President   2004 $208,000 $ -  $  -     $  -       $  -       $  -    $  -
and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the ownership of the Company's common stock as of December 31, 2006, by the Company's directors, officers and employees.

----------------------- -------------------- ----------------------- -----------
TITLE OF CLASS           NAME                   AMOUNT AND NATURE        PERCENT
                                               OF BENEFICIAL OWNER      OF CLASS
----------------------- --------------------- ----------------------- ----------
Common Par Value $0.001  Dr.Joseph P.D'Angelo,       17,253,518 shares;     89%
                         individually, his family      CEO,President,
                         and affiliated entities      Treasurer & Director;
                                                      family and affiliated
                                                      entities under common
                                                          control
----------------------- -------------------- ----------------------- -----------
TITLE OF CLASS           NAME                   AMOUNT AND NATURE        PERCENT
                                               OF BENEFICIAL OWNER      OF CLASS

---------------------- ---------------------- ----------------------- ----------
Common Par Value $0.001  Directors, officers     1,988,941 shares          11%
                         and others
---------------------- ---------------------- ----------------------- ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No other individual or entity owns 5% or more of the Company's issued and outstanding shares. There are currently no arrangements that may result in "Changes in Control" of the Company as that term is defined by the provisions of
Item 403(c) of Regulation S-B.

Daycon Investors, Associates Inc., and a company owned and controlled by Dr. D'Angelo, his family, and affiliated entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The property used by us is owned by an entity owned and controlled by Dr.D'Angelo, his family and affiliated entities. Our financial books and records, banking and expenses are managed by Daycon Data Management in exchange for a monthly management fee.

TRANSFER AGENT AND REGISTRAR

Fidelity Transfer Company has been appointed as the transfer agent and registrar for the Company's common stock. They are located in Salt Lake City, Utah.

ANTI-TAKEOVER EFFECTS OF PROVISIONS OF THE ARTICLES OF INCORPORATION AND BYLAWS

There are no Anti-Takeover provisions in the Articles of Incorporation or Bylaws for the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Current reports on Form 8-K dated October 9, 2008, Item 4.01, as filed with the Commission on August 28, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dohan and Company, CPAs PA billed or has accrued $12,500 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 and the reviews of the financial statements included in our Forms 10-QSB for that year. For the year ended December 31, 2006, the amount billed or accrued for the same services is expected to be $25,000.

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         /s/ AMERICARE HEALTH SCAN, INC.
                                         -------------------------------
                                             (Registrant)

                                        By:/s/ Dr. Joseph P. D'Angelo
                                        ----------------------------
                                        DR. JOSEPH P. D'ANGELO, PRESIDENT
                                        AND CHIEF EXECUTIVE OFFICER
Date: October 15, 2008

In accordance with the Exchange Act, this report has been signed on the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:/s/ Dr. Joseph P. D'Angelo
                                        -----------------------------
                                        DR. JOSEPH P. D'ANGELO, PRESIDENT
                                        AND CHIEF EXECUTIVE OFFICER

                                        By:/s/ Robert Cano
                                        ---------------------------------
                                        CHIEF FINANCIAL OFFICER