Form 10QSB
period 2007-03-31
AMERICARE HEALTH SCAN INC
filed 2008-10-15
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 2007
                                           --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 19, 2008 the Issuer had 19,242,459 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               2

           Balance Sheet as of March 31, 2007 (unaudited)                   3
           Statements of Loss for cumulative amounts from development stage
             (January 1, 2005) through March 31, 2007 and for the three
              months ended March 31, 2007 and 2006 (unaudited)              4
           Statements of Cash Flows for the three months ended
              March 31, 2007 and 2006 (unaudited)                           5
           Notes to the Financial Statements (unaudited)                    6

Item 2.  Management's Discussion and Analysis or Plan Operation             7
Item 3.  Controls and Procedures                                            9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                10
Item 2.   Unregistered sales of equity securities and use of proceeds      10
Item 3.   Defaults upon senior securities                                  10
Item 4.   Submission of matters to a vote of security holders              10
Item 5.   Other Information                                                10
Item 6.   Exhibits and reports on Form 8-K                                 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company" and "Americare" mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
MARCH 31, 2007
================================================================================
ASSETS

Cash and cash equivalents                                       $           768
                                                                ----------------
   Total current assets                                                     768
                                                                ----------------
Total assets                                                    $           768
                                                                ================

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities

   Accounts payable and accrued expenses                        $        30,136
   Accrued interest payable                                           1,685,721
   Accrued officer's compensation                                     2,236,000
   Due to shareholder                                                    54,400
   Notes payable - related parties                                    2,911,112
                                                                ----------------
     Total current liabilities                                        6,917,369
                                                                ================

Stockholders' deficiency in assets

   Common stock; $0.001 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding                            19,242
Additional paid-in capital                                            1,662,250
Accumulated deficit                                                  (8,598,093)
                                                                ----------------
    Total deficiency in assets                                       (6,916,601)
                                                                ----------------
Total liabilities and stockholders' deficiency in assets         $          768
                                                                ================









                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
===============================================================================================================================

                                                                    Cumulative Amounts
                                                                     From Development
                                                                     Stage (January 1,          Three                Three
                                                                       2005) through         Months Ended          Months Ended
                                                                      March 31, 2007        March 31, 2007        March 31, 2006
------------------------------------------------------------------- -------------------- --------------------- -------------------
REVENUE                                                             $                -   $                 -   $          -
                                                                    -------------------- --------------------- -------------------

GENERAL AND ADMINISTRATIVE EXPEN
   Auto expense                                                                  3,226                    18              -
   Bank fees and service charges                                                10,739                     -            765
   Insurance                                                                    23,044                     -            509
   Legal and professional                                                       36,695                   561            117
   Management fees                                                              65,947                 5,550          4,302
   Meals and entertainment                                                       4,073                     -              -
   Office expense                                                                7,336                   510              -
   Officer's compensation                                                      468,000                52,000         52,000
   Penalties and interest                                                       21,708                    50              -
   Postage and delivery                                                          1,785                     -             13
   Repairs and maintenance                                                       2,333                     -            269
   Salaries and wages                                                          199,818                     -         19,787
   Taxes and licenses                                                           20,001                     -          2,720
   Telephone                                                                    19,290                 1,805          1,764
   Travel                                                                       27,216                     -              -
   Utilities                                                                    45,180                 3,171            132
                                                                    -------------------- --------------------- -------------------
      Total general and administrative expenses                                956,391                63,665         82,378
                                                                    -------------------- --------------------- -------------------
Loss before other income (expenses)                                           (956,391)              (63,665)       (82,378)
                                                                    -------------------- --------------------- -------------------
OTHER INCOMES (EXPENSES)
   Other income                                                                 90,547                 6,386            860
   Interest expense                                                           (831,236)             (114,142)       (94,559)
   Other expense                                                                (1,801)                    -           (934)
                                                                    -------------------- --------------------- -------------------
        Total other expenses                                                  (742,490)             (107,756)       (94,633)
                                                                    -------------------- --------------------- -------------------
Loss before income taxes                                                    (1,698,881)             (171,421)      (177,011)

Provision for income taxes                                                           -                     -              -
                                                                    -------------------- --------------------- -------------------
Net loss                                                            $       (1,698,881)  $          (171,421)  $   (177,011)
                                                                    ==================== ===================== ===================

Basic and diluted loss per share                                                         $             (0.01)  $      (0.01)
                                                                                         ===================== ===================
Weighted average number of shares
   of common stock outstanding - basic and diluted                                                19,242,459      19,242,459
                                                                                         ===================== ===================

  See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
====================================================================================================================================
For the three months ended March 31,                                                              2007                 2006
---------------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                                 $      (171,421)  $    (177,011)

    Change in assets and liabilities:
       Decrease in accounts payable and accrued expenses                                             (78,822)         (6,445)
       Increase in accrued interest payable                                                          114,142          94,559
       Increase in accrued officer's compensation                                                     52,000          52,000
---------------------------------------------------------------------------------------- --------------------- ---------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                    (84,101)        (36,897)
---------------------------------------------------------------------------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                             57,374          36,897
    Due to shareholder                                                                                26,275               -
---------------------------------------------------------------------------------------- --------------------- ---------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         83,649          36,897
---------------------------------------------------------------------------------------- --------------------- ---------------------
NET INCREASE (DECREASE) IN CASH                                                                         (452)              -
CASH AND CASH EQUIVALENTS, beginning of period                                                         1,220               -
---------------------------------------------------------------------------------------- --------------------- ---------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $           768   $           -
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                            $           -     $            -
Interest paid                                                                                $           -     $            -
                                                                                             ================= =====================





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

         BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

         RECLASSIFICATION

         Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There was no material changes in classifications made to previously issued financial statements.

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $171,421 and $177,011 for the quarters ended March 31, 2007 and 2006, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.       DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (8.25% at March 31, 2007) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at March 31, 2007 amounted to $2,911,112. Interest expense for the quarter ended March 31, 2007 amounted to $114,142.


5.        COMMITMENTS AND CONTINGENCIES

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


Cash Requirements for Next Twelve Months

We anticipate that we will incur over $550,000 over the twelve months beginning January 1, 2007 for general and administrative,including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products, and interest expense. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $119,422 during the quarter ended March 31, 2007. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the country-regionplaceUnited States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. For the quarter ended
March 31, 2007, no principal amount has been repaid. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     --------------------------- ---------------------------- ---------------------------
                                                 March 31, 2007               March 31, 2006          Percentage
                                                                                                Increase / (Decrease)
                                     --------------------------- ---------------------------- ---------------------------
Current Assets                         $                   768      $                     -              100 %

Current Liabilities                                  6,917,369                    6,179,943               12 %
                                     --------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (6,916,601)     $            (6,179,943)             (12 %)
                                     =========================== ============================ ===========================

Cash Flows

                                                                 Three Months Ended March     Three Months Ended March
                                                                         31, 2007                     31, 2006
                                                                ---------------------------- ---------------------------
Cash Flows Used In Development Stage Activities                     $               (84,101)   $            (36,897)
Cash Flows Provided By Investing Activities                         $                     -    $                  -
Cash Flows Provided By Financing Activities                         $                83,649    $             36,897
                                                                ---------------------------- ---------------------------
Net (Decrease) Increase In Cash During Period                       $                  (452)   $                  -
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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8K.

None.

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



                         By:/s/ Dr. Joseph P. D'Angelo
                         ---------------------------
                         DR. JOSEPH P. D'ANGELO
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  October 15, 2008


                         By:/s/ Robert Cano
                         ----------------------------
                        ROBERT CANO
                        CHIEF FINANCIAL OFFICER