Form 10QSB
period 2007-06-30
AMERICARE HEALTH SCAN INC
filed 2008-10-16
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2007
                                           -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, the Issuer had 19,242,459 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   2

           Balance sheet as of June 30, 2007 (unaudited)                    3
           Statements of loss for cumulative amounts from
            development stage (January 1, 2005 through June 30, 2007)
            and for the three and six months ended
            June 30, 2007 and 2006 (unaudited)                              4
          Statements of cash flows for the six months ended
            June 30, 2007 and 2006 (unaudited)                              5
          Notes to the financial statements (unaudited)                     6

Item 2.   Management's Discussion and Analysis or Plan Operation            7
Item 3.   Controls and Procedures                                           9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 9
Item 2.   Unregistered sales of equity securities and use of proceeds       9
Item 3.   Defaults upon senior securities                                   9
Item 4.   Submission of matters to a vote of security holders               9
Item 5.   Other Information                                                 9
Item 6.   Exhibits and reports on Form 8-K                                  9

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. In our opinion, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company" and "Americare" mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
JUNE 30, 2007
ASSETS

     Cash                                                 $         1,259
                                                          ---------------
         Total current assets                                       1,259
                                                          ---------------
TOTAL ASSETS                                              $         1,259
                                                          ===============

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities

     Accounts payable and accrued expenses                $        34,874
     Accrued interest payable                                   1,803,679
     Accrued officer's compensation                             2,288,000
     Due to shareholder                                            53,070
     Notes payable - related parties                            2,923,264
                                                          ---------------
          Total current liabilities                             7,102,887
                                                          ===============

Deficiency in assets
Capital stock; $0.001 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding                      19,242
Additional paid-in capital                                      1,662,250
Accumulated deficit                                            (8,783,120)
                                                          ---------------
          Total deficiency in assets                           (7,101,628)
                                                          ---------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                $         1,259
                                                          ===============



                             See accompanying notes.

AMERICARE HEALTH SCAN, INC.  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
=========================================================================================================================
                                         Cumulative
                                        Amounts from
                                        Development
                                       Stage (January     For the Three  For the Three    For the Six      For the Six
                                       1,2005 through     Months Ended    Months Ended    Months Ended     Months Ended
                                      June 30, 2007       June 30, 2007  June 30, 2006    June 30, 2007    June 30, 2006
-------------------------------------------------------------------------------------------------------------------------
REVENUE                               $               -  $            -  $           -   $            -   $             -
                                      -----------------  --------------  -------------   --------------   ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                                   3,226               -              -               18                 -
   Bank fees and service charges                 10,739               -            874                -             1,639
   Insurance                                     23,044               -          1,436                -             1,945
   Legal and professional                        42,686           5,991         16,606            6,552            16,723
   Management fees                               72,195           6,248          9,795           11,798            14,097
   Meals and entertainment                        4,073               -              -                -                 -
   Office expense                                 7,336               -            404              510               403
   Officer's compensation                       520,000          52,000         52,000          104,000           104,000
   Penalties and interest                        21,708               -              -               50                 -
   Postage and delivery                           1,785               -            184                -               196
   Repairs and maintenance                        2,333               -            235                -               506
   Salaries and wages                           199,818               -         24,138                -            43,926
   Taxes and licenses                            20,076              75          1,859               75             4,579
   Telephone                                     20,828           1,538          2,913            3,343             4,678
   Travel                                        27,216               -              -                -                 -
   Utilities                                     46,443           1,262          4,102            4,434             4,232
                                      -----------------  --------------  -------------   --------------   ---------------
     Total general and
       administrative expenses                1,023,506          67,114        114,546          130,780           196,924
                                      -----------------  --------------  -------------   --------------   ---------------
Loss before other income (expenses)          (1,023,506)        (67,114)      (114,546)        (130,780)         (196,924)
                                      -----------------  --------------  -------------   --------------   ---------------
OTHER INCOME (EXPENSES)
   Other income                                  91,376              45         13,540            6,431            14,400
   Interest expense                            (948,006)       (117,958)      (102,870)        (232,100)         (197,429)
   Other expense                                 (1,801)              -              -                -              (934)
                                      -----------------  --------------  -------------   --------------   ---------------
      Total other income (expenses)            (858,431)       (117,913)       (89,330)        (225,669)         (183,963)
                                      -----------------  --------------  -------------   --------------   ---------------
Loss before provision for income taxes       (1,361,936)       (185,027)      (203,876)        (356,449)         (380,887)

Provision for income taxes                            -               -              -                -                 -
                                      -----------------  --------------  -------------   --------------   ---------------
Net loss                              $      (1,361,936) $     (185,027) $    (203,876)  $     (356,449)  $      (380,887)
                                      =================  ==============  =============   ==============   ================

Basic and diluted net loss per share                     $        (0.01) $       (0.01)  $        (0.02)  $         (0.02)
                                                         ==============  =============   ==============   ===============
Weighted average number of shares
   of common stock outstanding - basic and
   diluted                                                   19,242,459     19,242,459       19,242,459        19,242,459
                                                         ==============  =============   ==============   ===============


                                                  See accompanying notes.


AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================================================================
For the six months ended June 30,                                                                       2007             2006
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                                 $      (356,449) $      (380,887)

    Change in assets and liabilities:
       Decrease in accounts payable and accrued expenses                                             (74,084)          27,725
       Increase in accrued interest payable                                                          232,100          197,429
       Increase in accrued officer's compensation                                                    104,000          104,000
-----------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                    (94,433)         (51,733)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                             69,526           52,975
    Due to shareholder                                                                                24,947                -
-----------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         94,473           52,975
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                           40            1,242
CASH AND CASH EQUIVALENTS, beginning of period                                                         1,219                -
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $         1,259  $         1,242
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                            $           -    $             -
                                                                                             ================ ================
Interest paid                                                                                $           -    $             -
                                                                                             ================ ================

                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
1.       DEVELOPMENT STAGE ACTIVITIES

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

         BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

         RECLASSIFICATION

         Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There was no material changes in classifications made to previously issued financial statements.

2.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $252,449 and $276,887 for the six-months ended June 30, 2007 and 2006, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.       DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (8.25% at June 30, 2007) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at June 30, 2007 amounted to $2,923,264. Interest expense for the quarter ended June 30, 2007 amounted to $117,958.


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

Revenue

We have incurred a net loss of $252,449 during the six-months ended June 30, 2007. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at rates ranging from 8 % to the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. For the quarter ended June 30, 2007, no principal amount has been repaid. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     -------------------------- ---------------------------- ---------------------------
                                                June 30, 2007                June 30, 2006          Percentage
                                                                                                Increase / (Decrease)
                                      ------------------------- ---------------------------- ---------------------------
Current Assets                        $                  1,259  $                   1,242                 1 %
Current Liabilities                                  7,102,887                  6,385,061                11 %
                                      ------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (7,101,628) $              (6,383,819)               11 %
                                      ========================= ============================ ===========================

Cash Flows
                                                                ---------------------------- ---------------------------
                                                                     Six Months Ended             Six Months Ended
                                                                       June 30, 2007               June 30, 2006
                                                                ---------------------------- ---------------------------
Cash Flows Used in Development Stage Activities                 $                 (94,433)    $                (51,733)
Cash Flows Provided By Investing Activities                     $                       -     $                      -
Cash Flows Provided By Financing Activities                     $                  94,473     $                 52,975
                                                                ---------------------------- ---------------------------
Net Increase (Decrease) in Cash During Period                   $                      40     $                  1,242
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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                                    By:/s/ Dr. Joseph P. D'Angelo
                                    -----------------------------
                                    DR. JOSEPH P. D'ANGELO
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: October 15, 2008


                                    By:/s/ Robert Cano
                                    ------------------------------
                                    ROBERT CANO
                                    CHIEF FINANCIAL OFFICER
Date:  October 15, 2008