Form 10KSB
period 2007-12-31
AMERICARE HEALTH SCAN INC
filed 2008-10-22
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15F(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR YEAR ENDED DECEMBER 31, 2007

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

There were 19,242,459 shares outstanding of the issuer's common stock, $0.001 par value as of October 17, 2008.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Americare Health Scan, Inc. (a Development Stage Company)(the "Company") was incorporated under the laws of the State of StateplaceFlorida on February 3, 1994. We have been in the development stage since January 1, 2005. We intend to develop technological solutions for medical, dental and high-tech industries and bring these products to the marketplace.

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

EMPLOYEES AND OFFICERS

We currently have one officer under contract but no employees. Services provided for bookkeeping, janitorial and administration are paid through a management fee to an entity owned and controlled by our owner, Dr. Joseph P. D'Angelo. The officers of the Company are as follows: Dr. Joseph P. D'Angelo, Chief Executive Officer, President, Treasurer and Chairman of the Board; Robert Cano, Chief Financial Officer; Margaret Heichberger, Secretary; M. Eugene D'Angelo, Director; Dr. Joel Kallan, Director; and Heywood Broad, Director.

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

LIMITED POTENTIAL HISTORY; ACCUMULATED DEFICIT; NEED FOR ADDITIONAL FUNDING

There is limited historical financial information about us upon which to base an evaluation of our performance, or to make a decision regarding an investment in shares of our common stock. We have incurred a net loss for the year ended December 31, 2007 of $689,098 and for the year ended December 31, 2006 of $742,247. The cumulative loss since January 1, 2005, for development stage activities through December 31, 2007 is $2,216,558 and we have an accumulated deficit of $6,899,211 at December 31, 2007. Our cash and cash equivalents balance at December 31, 2007 was $1,144.

                                                                               3
Our use of cash in development stage activities were $70,098 and $149,907 for the years ended December 31, 2007 and 2006 and the cumulative amounts for development stage activities beginning January 1, 2005 through December 31, 2006 was $431,945. The Company has not generated any revenue during the development stage and all sources of cash have been from advances received from stockholders, which accrue interest at a compounded rate.

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

As of December 31, 2007, there are over 900 shareholders of record of our common stock. We have a total of 19,242,459 shares of common stock currently issued and outstanding.

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

                          ITEM 7. FINANCIAL STATEMENTS




                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

Dohan and Company                                           7700 N Kendall Drive
Certified Public Accountants                                          Suite #200
                                                            Miami, Florida 33156
                                                       Telephone: (305) 274-1366



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Americare Health Scan, Inc. (A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Americare Health Scan, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of deficiency in assets and cash flows for the years ended December 31, 2007 and 2006, and statements of loss of operations including cumulative amounts from development stage (January 1, 2005) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the deficiency in assets and the cash flows for the years ended December 31, 2007 and 2006, and cumulative results from development stage from January 1, 2005 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has used, rather than provided, cash from development stage activities, has a working capital deficiency, and has incurred a cumulative net loss of $2,216,558 from development stage activities since January 1, 2005. These factors and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue business is subject to its ability to secure additional capital to meet its obligations and fund development stage activities and future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/Dohan and Company, CPAs


Miami, Florida
October 16, 2008

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               December 31, 2007


ASSETS
   Cash and cash equivalents                     $     1,144
   Deferred tax asset                                      -
                                                 ------------
TOTAL CURRENT ASSETS                                   1,144
                                                 ------------
TOTAL ASSETS                                     $     1,144
                                                 ============

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $    34,933
  Accrued interest                                 2,030,893
  Accrued officer's compensation                   2,392,000
  Due to stockholder                                  53,831
  Notes payable-stockholders                       2,923,764
                                                 ------------
TOTAL CURRENT LIABILITIES                          7,435,421
                                                 ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

DEFICIENCY IN ASSETS
  Common stock, par value $0.001 per share;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding
     in 2007 and 2006                                  19,242
  Additional paid-in capital                        1,662,250
  Accumulated deficit from development stage       (2,216,558)
  Accumulated deficit                              (6,899,211)
                                                  ------------
DEFICIENCY IN ASSETS                               (7,434,277)
                                                  ------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $     1,144
                                                  ============

The accompanying notes are an integral part of these financial statements.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS

                                   Cumulative Amounts
                                    From Development    For the         For the
                                    Stage (January 1,   Year Ended    Year Ended
                                   2005) through      December 31,  December 31,
                                   December 31, 2007)     2007          2006
                                   -----------------  ------------  ------------

REVENUE                             $             -   $         -   $         -
                                   -----------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                               3,226            18           277
   Banking fees and service charges          10,779            40         4,237
   Insurance                                 23,044             -         6,695
   Legal and professional                    42,545         6,411        25,590
   Management fees                           72,195        11,798        27,407
   Meals and entertainment                    4,073             -             -
   Office expenses                            7,336           510         4,786
   Officer's compensation                   624,000       208,000       208,000
   Penalties and interest                    21,708            50        21,658
   Postage and delivery                       1,785             -           888
   Repairs and maintenance                    3,730         1,397           504
   Salaries                                 199,818             -        47,649
   Taxes and licenses                        20,076            75         7,379
   Telephone                                 20,828         3,343         8,907
   Travel                                    27,216             -             -
   Utilities                                 46,441         4,431        22,580
                                     ---------------  ------------  ------------
TOTAL GENERAL AND ADMINISTRATIVE
      EXPENSES                            1,128,800       236,073       386,557
                                     ---------------  ------------  ------------

LOSS BEFORE OTHER INCOME (EXPENSES)      (1,128,800)     (236,073)     (386,557)
                                     ---------------  ------------  ------------
OTHER INCOME (EXPENSES)
   Other income                              90,451         6,290        58,907
   Interest expense                      (1,176,408)     (459,314)     (413,663)
   Other expense                             (1,801)            -         (934)
                                      --------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSES)            (1,087,758)     (453,024)     (355,690)
                                      --------------  ------------  ------------

LOSS BEFORE PROVISION FOR                (2,216,558)     (689,097)     (742,247)
     INCOME TAXES

PROVISION FOR INCOME TAXES                       -              -             -
                                      --------------  ------------  ------------

NET LOSS                              $  (2,216,558)  $  (689,097)  $  (742,247)
                                      ==============  ============= ============

NET LOSS PER SHARE - BASIC AND DILUTED                      (0.04) $      (0.04)
                                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
     SHARES OF COMMON OUTSTANDING
     BASIC AND DILUTED                                 19,242,459    19,242,459
                                                     ============= =============
   The accompanying notes are an integral part of these financial statements.


                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS

                                                   ADDITIONAL
                           COMMON       STOCK       PAID-IN    ACCUMULATED
                           SHARES       AMOUNT      CAPITAL      DEFICIT        TOTAL
                          -----------  ---------- ----------- -------------  ------------

BALANCES,JANUARY 1, 2005   19,242,459  $   19,242  $1,662,250  $(6,899,212)  $(5,217,720)

Net loss - 2005                     -         -          -        (785,213)     (785,213)
                          ----------- ----------- ----------- ------------   ------------

BALANCES,DECEMBER 31, 2005 19,242,459      19,242   1,662,250   (7,684,425)   (6,002,933)

Net loss - 2006                     -         -             -     (742,247)     (742,247)
                          ----------- ----------- ----------- ------------   ------------
BALANCES,DECEMBER 31, 2006 19,242,459      19,242   1,662,250   (8,426,672)   (6,745,180)

Net loss - 2007                     -         -             -     (689,097)     (689,097)
                          ----------- ----------- ----------- ------------   ------------
BALANCES,DECEMBER 31, 2007 19,242,459 $    19,242 $ 1,662,250  $(9,115,769)  $(7,434,277)
                          =========== =========== =========== ============   ============



The accompanying notes are an integral part of these financial statements.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                    Cumulative Amounts
                                    From Development    For the       For the
                                   Stage (January 1,   Year Ended    Year Ended
                                      2005) through   December 31,  December 31,
                                    December 31, 2007    2007           2006
                                   ------------------ ------------  ------------
CASH FLOWS FROM DEVELOPMENT
  STAGE ACTIVITIES:
  Net loss                           $   (1,527,460)   $ (689,097)  $  (742,247)
  Changes in assets and liabilities:
  (Decrease) increase in accounts             4,394       (74,025)      (57,448)
    payable and accrued expenses
  Increase in accrued interest              717,094       459,314       413,663
  Increase in accrued officer's
    compensation                            416,000       208,000       208,000
  Increase in due to stockholder             28,125        25,710        28,125
                                   ------------------ ------------  ------------
  Net cash used in development
   stage activities                        (361,847)     (70,098)     (149,907)
                                   ------------------ ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net transactions from notes               363,067        70,022       151,127
    payable - stockholders
                                   ------------------ ------------  ------------
  Net cash provided by financing
   activities                               363,067        70,022       151,127
                                   ------------------ ------------  ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 1,144           (76)         1,220
                                   ------------------ ------------  ------------

CASH AND CASH EQUIVALENTS - BEGINNING             -         1,220             -
OF YEAR                            ------------------ ------------  ------------

CASH AND CASH EQUIVALENTS - END      $        1,144   $     1,144    $    1,220
OF YEAR                            ================== ============   ===========

SUPPLEMENTAL DISCLOSURES:
                                                      $         -    $        -
 Income taxes paid                                    ============   ===========

 Interest paid                                        $        -     $        -
                                                      ============   ===========


   The accompanying notes are an integral part of these financial statements.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



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

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $689,098 and $742,247 for the years ended December 31, 2007 and 2006 and as of those dates, the Company had negative working capital. Those factors, as well as the need to obtain additional financial resources, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan or the continued support of the Company's major stockholder.

NOTE 3 - NOTES PAYABLE - STOCKHOLDERS

The Company received advances from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate plus 2% as of the last day of each quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at December 31, 2007 and 2006, was $2,923,764 and $2,853,738, respectively. Interest expense for the years then ended approximated $459,314 and $413,663.

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

As of December 31, 2007, the Company had a net operating loss carryforward of approximately $1,915,635. This loss may be carried forward to offset federal income taxes in various future years through the year 2027.

Due to uncertainties regarding the levels of future earnings, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, principally due to the expiration of net operating loss carry forwards.

                           AMERICARE HEALTH SCAN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 4 - INCOME TAXES (CONTINUED)

The components of the net deferred tax assets are as follows:

                                         2007                 2006
                                    ------------          -----------
Deferred tax assets:

Net operating loss carryforwards    $   392,705          $   313,129
Less: Valuation allowance              (392,705)            (313,129)
                                    -----------           -----------
Net deferred tax asset              $        -           $         -
                                    ===========           ===========

The Company's tax benefit differs from the "expected" tax expense (benefit) for the years ended December 31, (computed by applying the federal corporation tax rate of 15% to the loss before taxes), as follows:
                                                          2007           2006
                                                     ------------   ------------
         Statutory rate applied to loss
           before income taxes                       $    287,345   $   229,119
         State income taxes, net of
           federal income tax effect                      105,360        84,010
                                                     ------------   ------------
             Changes in valuation allowance          $    392,705   $   160,969
                                                     ============   ============
NOTE 5 - LOSS PER SHARE

Basic loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share does not include the effects of common stock equivalents as they are anti-dilutive.

Basic weighted and dilutive average numbers of shares outstanding as of both December 31, 2007 and 2006, was 19,242,459 shares and the loss per share was $0.04 for each year.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company paid management fees to a related entity for bookkeeping, janitorial and administrative services. Fees paid are based on an allocation of salaries and payroll taxes for employees of the related entity as a percentage of time spent on behalf of the Company. The related entity is controlled by the President of the Company. Management fees paid to the related entity for the years ended December 31, 2007 and 2006, were $11,798 and $27,407, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $52,000 per calendar quarter ($208,000 per calendar year), which has been accrued and amounts to $2,392,000 and $2,184,000 at December 31, 2007 and 2006.

The Company has not filed its 2007 or 2006 income tax returns.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 2008, the Company retained Dohan and Company, CPA, PA to conduct its independent audits of the Company's financial statements. The independent auditor's report as of and for the years ended December 31, 2006 and 2005, is included in Item 7 above.

There were no disagreements between the Company and Dohan and Company, CPA, PA on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Dohan and Company, CPA, PA would have caused it to make reference to the subject matter of the disagreements in connection with its report.


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

--------------------------------------------------------------------------------
Annual Compensation                       Long-Term Compensation
----------------------------------------- --------------------------------------
                                 Awards Payouts
----------------------------------------- ---------------------- ---------------
(a)            (b)   (c)   (d)   (e)       (f)        (g)       (h)      (i)
----------- ---- ------ ----- ------ ---------- ----------- ------- ----------
Name and    Year Salary  Bonus Other Restricted   Option/     LTIP    All Other
Principal               Annual Stock              SARs                Payouts
Position                Comp   Awards
----------  ---- ------ ----- ------ ---------- ----------- ------- ----------

Dr. Joseph  2007 $208,000 $ -  $  -     $  -       $  -       $  -    $  -
P. D'Angelo 2006 $208,000 $ -  $  -     $  -       $  -       $  -    $  -
President   2005 $208,000 $ -  $  -     $  -       $  -       $  -    $  -
and
Chief
Executive
Officer
------------- ---- ------ ----- ------ ---------- ----------- ------- ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the ownership of the Company's common stock as of December 31, 2007, by the Company's directors, officers and employees.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Current reports on Form 8-K dated October 9, 2008, Item 4.01, as filed with the Commission on October 8, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dohan and Company, CPA, PA billed or has accrued $37,500 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 and 2005 and the reviews of the financial statements included in our Forms 10-QSB for that year. For the year ended December 31, 2007, the amount billed or accrued for the same services is expected to be $25,000.

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         /s/ AMERICARE HEALTH SCAN, INC.
                                         -------------------------------
                                             (Registrant)

                                        By:/s/ Dr. Joseph P. D'Angelo
                                        ----------------------------
                                        DR. JOSEPH P. D'ANGELO, PRESIDENT
                                        AND CHIEF EXECUTIVE OFFICER
Date: October 22, 2008

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