Form 10QSB
period 2008-03-31
AMERICARE HEALTH SCAN INC
filed 2008-10-28
CIK 1030144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 2008
                                           --------------
                                                or

[   ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

           For the transition period from ______________ to _______________


         COMMISSION FILE NUMBER   000-29062


-------------------------------------------------------------------------------
                           AMERICARE HEALTH SCAN, INC.
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       FLORIDA                               65-0714523
--------------------------        --------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


     20 N.W. 181st Street
        Miami, Florida                                33169
-------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip code)


                                 (305) 770-1141
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).


       Large accelerated filer [ ]           Accelerated filer         [ ]

       Non-accelerated filer   [ ]           Smaller reporting company [x]



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 23, 2008 the Issuer had 19,242,459 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               2

           Balance Sheets as of March 31, 2008 (unaudited) and December
                31, 2007 (audited)                                          3
           Statements of Loss for cumulative amounts from development stage
             (January 1, 2005) through March 31, 2008 and for the three
              months ended March 31, 2008 and 2007 (unaudited)              4
           Statements of Cash Flows for the three months ended
              March 31, 2008 and 2007 (unaudited)                           5
           Notes to the Financial Statements (unaudited)                    6

Item 2.  Management's Discussion and Analysis or Plan Operation             7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         9
Item 4.  Controls and Procedures                                            9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                10
Item 2.   Unregistered sales of equity securities and use of proceeds      10
Item 3.   Defaults upon senior securities                                  10
Item 4.   Submission of matters to a vote of security holders              10
Item 5.   Other Information                                                10
Item 6.   Exhibits and reports on Form 8-K                                 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited condensed financial statements of Americare Health Scan, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008.


As used in this Quarterly Report, the terms "we," "us," "our," the "Company" and "Americare" mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
================================================================================


                                                     MARCH          DECEMBER
                                                   31, 2008         31, 2007
                                                 (UNAUDITED) (AUDITED)
                                                -------------    -------------



ASSETS

Current Assets

Cash and cash equivalents                       $         -       $      1,144
Deferred tax asset                                        -                 -
                                                ------------      ------------
   Total current assets                                   -              1,144
                                                ------------      ------------
Total assets                                    $         -       $      1,144
                                                ============      ============

LIABILITIES AND DEFICIENCY IN ASSETS

Current Liabilities

   Accounts payable and accrued expenses        $     35,709      $      34,933
   Accrued interest payable                        2,129,993          2,030,893
   Accrued officer's compensation                  2,444,000          2,392,000
   Due to shareholder                                 53,831             53,831
   Notes payable - related parties                 2,923,764          2,923,764
                                                ------------      -------------
     Total current liabilities                     7,587,297          7,435,421
                                                ------------      -------------

Deficiency in assets

   Common stock; $0.001 par value;
     50,000,000 shares authorized;
     19,242,459 shares issued and outstanding         19,242             19,242
   Additional paid-in capital                      1,662,250          1,662,250
   Accumulated deficit from development stage     (2,369,578)        (2,216,558)
   Accumulated deficit                            (6,899,211)        (6,899,211)
                                                ------------       ------------
    Total deficiency in assets                    (7,587,297)        (7,434,277)
                                                ------------       ------------
Total liabilities and deficiency in assets      $         -        $      1,144
                                                ============       ============









                             See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)
===============================================================================================================================

                                                                      Cumulative Amounts
                                                                       From Development
                                                                       Stage (January 1,        Three               Three
                                                                         2005) through       Months Ended        Months Ended
                                                                        March 31, 2008      March 31, 2008      March 31, 2007
-------------------------------------------------------------------   -----------------   -----------------   -----------------
REVENUE                                                               $             -     $             -     $             -
                                                                      -----------------   -----------------   -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Auto expense                                                                   3,226                  -                   18
   Bank fees and service charges                                                 10,779                  -                   -
   Insurance                                                                     23,044                  -                   -
   Legal and professional                                                        42,545                  -                  561
   Management fees                                                               72,195                  -                5,550
   Meals and entertainment                                                        4,073                  -                   -
   Office expense                                                                 7,336                  -                  510
   Officer's compensation                                                       676,000               52,000             52,000
   Penalties and interest                                                        23,353                1,645                 50
   Postage and delivery                                                           2,060                  275                 -
   Repairs and maintenance                                                        3,730                  -                 -
   Salaries and wages                                                           199,818                  -                   -
   Taxes and licenses                                                            20,076                  -                   -
   Telephone                                                                     20,828                  -                1,805
   Travel                                                                        27,216                  -                   -
   Utilities                                                                     46,442                  -                3,171
                                                                    --------------------   ------------------   ----------------
      Total general and administrative expenses                               1,182,721               53,920             63,665
                                                                    --------------------   ------------------   ----------------
Loss before other income (expenses)                                          (1,182,721)             (53,920)           (63,665)
                                                                    --------------------   ------------------   ----------------
OTHER INCOME (EXPENSES)
   Other income                                                                  90,451                  -                6,386
   Interest expense                                                          (1,275,507)             (99,100)          (114,142)
   Other expense                                                                 (1,801)                 -                   -
                                                                    --------------------   ------------------   ----------------
        Total other expenses                                                 (1,186,857)             (99,100)          (107,756)
                                                                    --------------------   ------------------   ----------------
Loss before income taxes                                                     (2,369,578)            (153,020)          (171,421)

Provision for income taxes                                                           -                   -                   -
                                                                    --------------------   ------------------   ----------------
Net loss                                                            $        (2,369,578)   $        (153,020)   $      (171,421)
                                                                    ====================   ==================   ================

Net loss per share - basic and diluted                                                     $           (0.01)   $         (0.01)
                                                                                           ==================   ================
Weighted average number of shares
   of common stock outstanding - basic and diluted                                                19,242,459         19,242,459
                                                                                           ==================   ================

  See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
====================================================================================================================================
For the three months ended March 31,                                                              2008                 2007
---------------------------------------------------------------------------------------- --------------------- -------------------

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
    Net loss                                                                                 $       (153,020)  $        (171,421)

    Change in assets and liabilities:
       Increase (Decrease)in accounts payable and accrued expenses                                        776             (78,822)
       Increase in accrued interest                                                                    99,100             114,142
       Increase in accrued officer's compensation                                                      52,000              52,000
---------------------------------------------------------------------------------------- --------------------- -------------------
    NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES                                                      (1,144)            (84,101)
---------------------------------------------------------------------------------------- --------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net transactions from notes payable - related parties                                                 -                57,374
    Due to stockholder                                                                                    -                26,275
---------------------------------------------------------------------------------------- --------------------- -------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             -                83,649
---------------------------------------------------------------------------------------- --------------------- -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (1,144)               (452)
CASH AND CASH EQUIVALENTS, beginning of period                                                          1,144               1,220
---------------------------------------------------------------------------------------- --------------------- -------------------
CASH AND CASH EQUIVALENTS, end of period                                                     $             -    $             768
==================================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                            $           -     $            -
Interest paid                                                                                $           -     $            -
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

         BASIS OF PRESENTATION

         The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

         RECLASSIFICATION

         Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There was no material changes in classifications made to previously issued financial statements.

2. GOING CONCERN

         As reflected in the accompanying financial statements, the Company incurred net losses of $153,020 and $171,421 for the quarters ended March 31, 2008 and 2007, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company's major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NET LOSS PER COMMON SHARE

         Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4. DUE TO RELATED PARTIES

         The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (5.25% at March 31, 2008) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. The aggregate principal balance of these notes at March 31, 2008 amounted to $2,923,764. Interest expense for the quarter ended March 31, 2008 amounted to $99,100.


5. COMMITMENTS AND CONTINGENCIES

         The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $208,000 per calendar year, which has been accrued and amounts to $2,444,000 and $2,236,000 at March 31, 2008 and 2007.

         The Company has not filed its 2006 or 2007 federal income tax returns.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Annual Reports on Form 10-K and our Current Reports on Form 8-K.

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


Cash Requirements for Next Twelve Months

We anticipate that we will incur over $600,000 over the twelve months beginning January 1, 2008 for general and administrative,including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products, and interest expense. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $153,020 during the quarter ended March 31, 2008. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the country-regionplaceUnited States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration ("FDA"). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest at the prime rate plus 2 %. Since January 2004, the Company has not paid interest on these notes. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.


LIQUIDITY AND FINANCIAL CONDITION

Working Capital
                                     --------------------------- ---------------------------- ---------------------------
                                                 March 31, 2008               March 31, 2007          Percentage
                                                                                                Increase / (Decrease)
                                     --------------------------- ---------------------------- ---------------------------
Current Assets                         $                    -      $                    768             (100.00) %

Current Liabilities                                  7,587,297                    6,917,369               10.01  %
                                     --------------------------- ---------------------------- ---------------------------
Working Capital  Deficiency           $             (7,587,297)     $            (6,916,601)              10.01  %
                                     =========================== ============================ ===========================

Cash Flows

                                                                 Three Months Ended March     Three Months Ended March
                                                                         31, 2008                     31, 2007
                                                                ---------------------------- ---------------------------
Cash Flows Used In Development Stage Activities                     $                (1,144)   $            (84,101)
Cash Flows Provided By Investing Activities                         $                     -    $                 -
Cash Flows Provided By Financing Activities                         $                     -    $             84,101
                                                                ---------------------------- ---------------------------
Net (Decrease) Increase In Cash During Period                       $                (1,144)   $                 -
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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-KSB for the fiscal year ended December 31, 2007.



ITEM 4.  CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  October 23, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                          By:/s/ Dr. Joseph P. D'Angelo
                         ---------------------------
                         DR. JOSEPH P. D'ANGELO PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  October 23, 2008


                         By:/s/ Robert Cano
                         ----------------------------
                        ROBERT CANO
                        CHIEF FINANCIAL OFFICER