Form 10-Q
period 2008-06-30
AMERICARE HEALTH SCAN INC
filed 2008-11-06
CIK 1030144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______________ to _______________

                   COMMISSION FILE NUMBER   000-29062

AMERICARE HEALTH SCAN, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0714523

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 N.W. 181st Street
Miami, Florida	33169

(Address of principal executive offices)	(Zip code)

(305) 770-1141

(Registrant’s telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 23, 2008 the Issuer had 19,242,459 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	2

	Balance sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	3
	Statements of loss for cumulative amounts from development stage (January 1, 2005) through June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 (unaudited)	4
	Statements of cash flows for the six months ended June 30, 2008 and 2007 (unaudited)	5
	Notes to the financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 2.	Unregistered sales of equity securities and use of proceeds	9
Item 3.	Defaults upon senior securities	9
Item 4.	Submission of matters to a vote of security holders	9
Item 5.	Other Information	9
Item 6.	Exhibits and reports on Form 8-K	9

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited condensed financial statements of Americare Health Scan, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company” and “Americare” mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008 (UNAUDITED)	December 31, 2007 (AUDITED)

ASSETS

Cash and cash equivalents	$—	$1,144
Deferred tax asset	—	—

Total current assets	—	1,144

TOTAL ASSETS	$—	$1,144

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities

Accounts payable and accrued expenses	$35,988	$34,933
Accrued interest	2,231,075	2,030,893
Accrued officer’s compensation	2,496,000	2,392,000
Due to shareholder	53,831	53,831
Notes payable - related parties	2,932,585	2,923,764

Total current liabilities	7,749,479	7,435,421

Deficiency in assets
Capital stock; $0.001 par value; 50,000,000 shares authorized; 19,242,459 shares issued and outstanding	19,242	19,242
Additional paid-in capital	1,662,250	1,662,250
Accumulated deficit from developent stage	(2,531,759)	(2,216,558)
Accumulated deficit	(6,899,212)	(6,899,211)

Total deficiency in assets	(7,749,479)	(7,434,277)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$—	$1,144

See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)

	Cumulative Amounts from Development Stage (January 1,2005) through June 30, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

REVENUE	$—	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES
Auto expense	3,226	—	—	—	18
Bank fees and service charges	10,818	39	—	39	—
Insurance	23,044	—	—	—	—
Legal and professional	42,545	—	5,991	—	6,552
Management fees	72,195	—	6,248	—	11,798
Meals and entertainment	4,073	—	—	—	—
Office expense	7,336	—	—	—	510
Officer’s compensation	728,000	52,000	52,000	104,000	104,000
Penalties and interest	23,353	—	—	1,645	50
Postage and delivery	2,060	—	—	275	—
Repairs and maintenance	3,730	—	—	—	—
Salaries and wages	199,818	—	—	—	—
Taxes and licenses	20,317	241	75	241	75
Telephone	20,828	—	1,538	—	3,343
Travel	27,216	—	—	—	—
Utilities	46,440	—	1,262	—	4,434

Total general and administrative expenses	1,234,999	52,280	67,114	106,200	130,780

Loss before other income (expenses)	(1,234,999)	(52,280)	(67,114)	(106,200)	(130,780)

OTHER INCOME (EXPENSES)
Other income	90,451	—	45	—	6,431
Interest expense	(1,376,589)	(101,082)	(117,958)	(200,181)	(232,100)
Other expense	(10,622)	(8,821)	—	(8,821)	—

Total other expenses	(1,296,760)	(109,903)	(117,913)	(209,002)	(225,669)

Loss before income taxes	(2,531,760)	(162,183)	(185,027)	(315,202)	(356,449)

Provision for income taxes	—	—	—	—	—

Net loss	$(2,531,759)	$(162,183)	$(185,027)	$(315,202)	$(356,449)

Net loss per share - basic and diluted		$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding - basic and diluted		19,242,459	19,242,459	19,242,459	19,242,459

See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,	2008	2007

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net loss	$(315,202)	$(356,449)

Change in assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	1,055	(74,084)
Increase in accrued interest	200,182	232,100
Increase in accrued officer’s compensation	104,000	104,000

NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES	(9,965)	(94,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Net transactions from notes payable - related parties	8,821	69,526
Due to stockholder	—	24,947

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,821	94,473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,144	40
CASH AND CASH EQUIVALENTS, beginning of period	1,144	1,219

CASH AND CASH EQUIVALENTS, end of period	$—	$1,259

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—

Interest paid	$—	$—

See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

1.	DEVELOPMENT STAGE ACTIVITIES

Americare Health Scan, Inc. (the “Company”) was incorporated under the laws of the State of Florida on February 3, 1994, and is engaged in the business of developing technological solutions for medical, dental, and high tech industries, and consequently bringing the developed technologies to the market place. The Company has been researching products for development. The Company has not yet obtained necessary approvals to market the products it is developing. Commencing January 1, 2005, the Company is considered to be in the development stage.

BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operation for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There was no material changes in classifications made to previously issued financial statements.

2.	GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred net losses of $162,183 and $185,027 for the quarters ended June 30, 2008 and 2007, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company’s major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NET LOSS PER COMMON SHARE

Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.	DUE TO RELATED PARTIES

The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (5.00% at June 30, 2008) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. Therefore, the applicable interest rate at June 30, 2008 was 8%. The aggregate principal balance of these notes at June 30, 2008 amounted to $2,932,585. Interest expense for the quarter ended June 30, 2008 amounted to $101,082.

5.	COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $52,000 per calendar quarter ($208,000 per calendar year), which has been accrued and amounts to $2,496,000 at June 30, 2008.

The Company has not filed its 2006 or 2007 income tax returns.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K and our Current Reports on Form 8-K.

GENERAL

Americare Health Scan, Inc. is a development stage company that was incorporated under the laws of the State of Florida on February 3, 1994. We developed the first non-invasive, rapid, non-radioactive technology for the direct detection of the disease process known as Active Helicobacter Pylori (“H-Pylori”) for patients with Peptic Ulcer diseases. The Ana-Sal(R) Saliva Test for H. Pylori is simple, provides a cost-effective means for direct sampling, and requires only a thirty second procedure for the detection of active H. Pylori infection. Estimates suggest that almost 10 million Americans are diagnosed each year with Peptic Ulcers. Although saliva diagnostic testing is in its infancy, the broader diagnostic test market is highly competitive. As a result, it will be difficult for saliva diagnostic tests to take market share from serum and urine diagnostic tests. We believe that the market for the ANA-SAL(R) saliva based tests have a significant growth potential. Demand for point of care and field diagnostics, especially at border crossing points between countries, is also increasing. We also believe that a saliva-based non-invasive method of testing will expand this opportunity significantly.

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

Cash Requirements for Next Twelve Months

We anticipate that we will incur over $600,000 over the twelve months beginning January 1, 2008 for general and administrative, and interest expenses, including professional legal and accounting expenses associated with our reporting obligations under the U.S. Securities and Exchange Act of 1934 and the estimated costs of providing products. Based on our cash position, we will require additional financing to enable us to pay for our expenses. We anticipate that additional funding will be in form of equity financing from the sale of our common stock during the fourth quarter of 2008.

Revenue

We have incurred a net loss of $315,202 during the six-months ended June 30, 2008. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration (“FDA”). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest for the quarter ended June 30, 2008 at 8%. Since January 2004, the Company has not paid interest on these notes. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	June 30, 2008	June 30, 2007	Percentage Increase / (Decrease)

Current Assets	$—	$1,259	(100.00)%
Current Liabilities	7,749,479	7,102,887	(9.10)%

Working Capital Deficiency	$(7,749,479)	$(7,101,628)	(9.12)%

Cash Flows

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash Flows Used in Development Stage Activities	$(9,965)	$(94,433)
Cash Flows Provided By Investing Activities	$—	$—
Cash Flows Provided By Financing Activities	$8,821	$94,473

Net Increase (Decrease) in Cash and Cash Equivalents During Period	$(1,144)	$40

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

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-KSB for the year ended December 31, 2007.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FROM 8K.

(A)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)-15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/	AMERICARE HEALTH SCAN, INC. (Registrant)

By:	/s/ Dr. Joseph P. D’Angelo
DR. JOSEPH P. D’ANGELO
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: October 29, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dr. Joseph P. D’Angelo

DR. JOSEPH P. D’ANGELO
PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: October 29, 2008

By: /s/ Robert Cano

ROBERT CANO
CHIEF FINANCIAL OFFICER
Date: October 29, 2008