Form 10-Q
period 2008-09-30
AMERICARE HEALTH SCAN INC
filed 2008-11-06
CIK 1030144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	2

	Balance sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	3
	Statements of loss for cumulative amounts from development stage (January 1, 2005) through September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4
	Statements of cash flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5
	Notes to the financial statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan Operation	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 2.	Unregistered sales of equity securities and use of proceeds	9
Item 3.	Defaults upon senior securities	9
Item 4.	Submission of matters to a vote of security holders	9
Item 5.	Other Information	9
Item 6.	Exhibits and reports on Form 8-K	9

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited condensed financial statements of Americare Health Scan, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, may not necessarily be indicative of the results that may be expected for the year ended December 31, 2008.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company” and “Americare” mean Americare Health Scan, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008 (UNAUDITED)	December 31, 2007 (AUDITED)

ASSETS

Cash and cash equivalents	$—	$1,144
Deferred tax asset	—	—

Total current assets	—	1,144

TOTAL ASSETS	$—	$1,144

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities

Accounts payable and accrued expenses	$99,506	$34,364
Accrued interest	2,334,178	2,030,893
Accrued officer’s compensation	2,548,000	2,392,000
Due to shareholder	54,400	54,400
Notes payable - related parties	2,932,585	2,923,764

Total current liabilities	7,968,669	7,435,421

Deficiency in assets
Capital stock; $0.001 par value; 50,000,000 shares authorized; 19,242,459 shares issued and outstanding	19,242	19,242
Additional paid-in capital	1,662,250	1,662,250
Accumulated deficit	(6,899,211)	(6,899,211)
Accumulated deficit from development stage	(2,750,950)	(2,216,558)

Total deficiency in assets	(7,968,669)	(7,434,277)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$—	$1,144

See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (UNAUDITED)

	Cumulative Amounts from Development Stage (January 1, 2005 through September 30, 2008)	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the nine Months Ended September 30, 2008	For the nine Months Ended September 30, 2007

REVENUE	$—	$—	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES
Auto expense	3,226	—	—	—	18
Bank fees and service charges	10,818	—	40	39	40
Insurance	23,044	—	—	—	—
Legal and professional	106,632	64,087	—	64,087	6,552
Management fees	72,195	—	—	—	11,798
Meals and entertainment	4,073	—	—	—	—
Office expense	7,336	—	—	—	510
Officer’s compensation	780,000	52,000	52,000	156,000	156,000
Penalties and interest	23,353	—	—	1,645	50
Postage and delivery	2,060	—	—	275	—
Repairs and maintenance	3,730	—	838	—	838
Salaries and wages	199,818	—	—	—	—
Taxes and licenses	20,317	—	—	241	75
Telephone	20,828	—	—	—	3,343
Travel	27,216	—	—	—	—
Utilities	46,441	—	—	—	4,434

Total general and administrative expenses	1,351,087	116,087	52,878	222,287	183,658

Loss before other income (expenses)	(1,351,087)	(116,087)	(52,878)	(222,287)	(183,658)

OTHER INCOME (EXPENSES)
Other income	90,451	—	—	—	6,431
Interest expense	(1,479,692)	(103,103)	(115,227)	(303,284)	(347,327)
Other expense	(10,622)	—	—	(8,821)	—

Total other expenses	(1,399,863)	(103,103)	(115,227)	(312,105)	(340,896)

Loss before income taxes	(2,750,950)	(219,190)	(168,105)	(534,392)	(524,554)

Provision for income taxes	—	—	—	—	—

Net loss	$(2,750,950)	$(219,190)	$(168,105)	$(534,392)	$(524,554)

Net loss per share - basic and diluted		$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares of common stock outstanding - basic and diluted		19,242,459	19,242,459	19,242,459	19,242,459

See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30,	2008	2007

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
Net loss	$(534,392)	$(524,554)

Change in assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	65,142	(74,083)
Increase in accrued interest	303,285	347,327
Increase in accrued officer’s compensation	156,000	156,000

NET CASH USED IN DEVELOPMENT STAGE ACTIVITIES	(9,965)	(95,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Net transactions from notes payable - related parties	8,821	69,526
Due to shareholder	—	25,707

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,821	95,233

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,144)	(77)
CASH AND CASH EQUIVALENTS, beginning of period	1,144	1,221

CASH AND CASH EQUIVALENTS, end of period	$—	$1,144

SUPPLEMENTAL DISCLOSURES:

Income taxes paid	$—	$—

Interest paid	$—	$—

See accompanying notes.

AMERICARE HEALTH SCAN, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation. There was no material changes in classifications made to previously issued financial statements.

2.	GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred net losses of $219,190 and $168,105 for the quarters ended September 30, 2008 and 2007, due principally to expenses incurred for general and administrative expenses and interest expense. To date the Company has not generated sufficient cash flows to sustain the operations. Management of the Company is developing a plan to finance its continuing research and development activities through the issuance of debt or equity securities. The ability of the Company to continue as a going concern is dependent on the success of the plan and the continued support of the Company’s major shareholder. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NET LOSS PER COMMON SHARE

Net loss per common share has been computed (basic and dilutive) for all periods presented and is based on the weighted average number of shares outstanding during the period.

4.	DUE TO RELATED PARTIES

The Company received loans from stockholders in exchange for on-demand promissory notes. These notes accrued interest at a compounded rate of the prime rate (5.00% at September 30, 2008) plus 2% as of the last day of the quarter, but no less than 8% or greater than 18%. Therefore, the applicable interest rate at September 30, 2008 was 8%. The aggregate principal balance of these notes at September 30, 2008 amounted to $2,932,585. Interest expense for the quarter ended September 30, 2008 amounted to $103,103.

5.	COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the President and Chief Executive Officer for an indefinite period of time or until there is a majority vote by the Board of Directors to elect a new President and Chief Executive Officer. The agreement calls for compensation in the amount of $52,000 per calendar quarter ($208,000 per calendar year), which has been accrued and amounts to $2,548,000 at September 30, 2008.

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

Revenue

We have incurred a net loss of $534,392 during the nine months ended September 30, 2008. We do not anticipate earning revenues until such time as we have entered all technologies or products for sale in the United States. As such, there are no costs of revenue. These previously mentioned products or technologies have not been approved by the Food and Drug Administration (“FDA”). Except for the Saliva Collector and HIV Saliva Test, none of our technologies is ready for sale outside of the United States either. The completion of research and development that would be necessary to turn our technologies into working prototypes and viable products will require a significant influx of funding. We do not currently have the funds to undertake any research and development efforts with regard to our technologies, and there is no assurance that we will ever be able to obtain such funding.

Interest Expense

On-demand promissory note agreements entered into with stockholders currently accrue compounded interest for the quarter ended September 30, 2008 at 8%. Since January 2004, the Company has not paid interest on these notes. Once additional equity financing is received, management intends to repay these notes and unpaid interest. Additional financing is anticipated in the fourth quarter of 2008.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	September 30, 2008	September 30, 2007	Percentage Increase / (Decrease)

Current Assets	$—	$1,145	(100.00)%
Current Liabilities	7,968,669	7,270,876	(8.72)%

Working Capital Deficiency	$(7,968,669)	$(7,269,731)	(8.73)%

Cash Flows

		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash Flows Used in Development Stage Activities		$(9,965)	$(95,310)
Cash Flows Provided By Investing Activities		$—	$—
Cash Flows Provided By Financing Activities		$8,821	$95,233

Net Decrease in Cash and Cash Equivalents During Period		$(1,144)	$(77)

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 5, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dr. Joseph P. D’Angelo

DR. JOSEPH P. D’ANGELO
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 5, 2008

By: /s/ Robert Cano

ROBERT CANO
CHIEF FINANCIAL OFFICER

Date: November 5, 2008